Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XI
filed 1995-05-12
CIK 215406

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                               OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    ---------
                      Commission file number   0-8440

                        Century Properties Fund XI
         (Exact name of Registrant as specified in its charter)

         California                                  94-6401363
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

      5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
   (Address of principal executive office)                 (Zip Code)

   Registrant's telephone number, including area code (404) 916-9090

                                      N/A
    Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                               ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                           ---       ---
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                 .
                 ----------------

                                   1 of 10



          CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                   March 31,       December 31,
                                                     1995             1994
                                                  (Unaudited)       (Audited)
Assets

Cash and cash equivalents                         $   3,172,000   $   3,268,000
Receivables and other assets                             83,000          45,000

Real Estate:

   Real estate                                        7,223,000       7,161,000
   Accumulated depreciation                          (2,133,000)     (2,073,000)
                                                  --------------     -----------
Real estate, net                                      5,090,000       5,088,000

Deferred costs, net                                     105,000         111,000
                                                  --------------     -----------
  Total assets                                    $   8,450,000   $   8,512,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Notes payable                                     $   2,054,000   $   2,077,000
Accrued expenses and other liabilities                  137,000         301,000
                                                  --------------     -----------
  Total liabilities                                   2,191,000       2,378,000
                                                  --------------     -----------
Commitments and Contingencies

Partners' Equity:

 General partner                                         58,000          57,000
 Limited partners (29,982 units outstanding at
  March 31, 1995 and December 31, 1994)               6,201,000       6,077,000
                                                  --------------     -----------
  Total partners' equity                              6,259,000       6,134,000
                                                  --------------     -----------
  Total liabilities and partners' equity          $   8,450,000   $   8,512,000
                                                  ==============  ==============


                      See notes to financial statements.


                                   2 of 10

           CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995



Statements of Operations (Unaudited)



                                                   For the Three Months Ended
                                                 March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $     566,000   $     711,000
  Interest income                                        29,000          37,000
                                                  -------------   --------------
    Total revenues                                      595,000         748,000
                                                  -------------   --------------

Expenses:

  Interest                                               48,000         281,000
  Operating                                             270,000         313,000
  Depreciation                                           60,000         107,000
  General and administrative                             92,000          99,000
                                                  -------------   --------------
    Total expenses                                      470,000         800,000
                                                  -------------   --------------

Net income (loss)                                 $     125,000   $     (52,000)
                                                  =============   ==============
Net income (loss) per limited partnership unit    $           4   $          (2)
                                                  =============   ==============





                         See notes to financial statements.

                                     3 of 10

              CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995


Statements of Cash Flows (Unaudited)
                                                   For the Three Months Ended
                                                 March 31, 1995  March 31, 1994

Operating Activities:


Net income (loss)                                 $     125,000   $     (52,000)
Adjustments to reconcile net income
 (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                          71,000         120,000
  Deferred costs paid                                    (5,000)         (4,000)
Changes in operating assets and liabilities:
  Receivables and other assets                          (38,000)        114,000
  Accrued expenses and other liabilities               (164,000)       (527,000)
                                                  --------------  --------------
Net cash (used in) operating activities                 (11,000)       (349,000)
                                                  --------------  --------------
Investing Activities:

Proceeds from cash investments                              -            23,000
Additions to real estate                                (62,000)        (21,000)
                                                  --------------  --------------
Net cash (used in) provided by investing
 activities                                             (62,000)          2,000
                                                  --------------  --------------
Financing Activities:

Cash distributions to partners                              -        (2,549,000)
Notes payable principal payments                        (23,000)        (44,000)
                                                  --------------  --------------
Cash (used in) financing activities:                    (23,000)     (2,593,000)
                                                  --------------  --------------
(Decrease) in Cash and Cash Equivalents                 (96,000)     (2,940,000)

Cash and Cash Equivalents at Beginning of Period      3,268,000       7,710,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $   3,172,000   $   4,770,000
                                                  ==============  ==============

Supplemental Disclosure of Cash Flow
 Information:
  Interest paid in cash during the period         $      48,000   $     790,000
                                                  ==============  ==============

                      See notes to financial statements.

                                    4 of 10


             CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995

                         NOTES TO FINANCIAL STATEMENTS


1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $2,928,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $36,000 and $24,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Cash Distributions to Partners

Distributions of $2,549,000 to the general and limited partners were made in February 1994 resulting from collection of the Foxwood Village Apartments note receivable.

4.  Subsequent Event

In May 1995, the Partnership contracted to sell its Executive Center East, Executive Center West and the attached parcel of land with an unaffiliated third party for $3,770,000. If the sale is consummated, the Partnership would receive net proceeds of approximately $1,500,000. For financial statement purposes, the Partnership would recognize a gain on the sale.



                                    5 of 10

             CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of three commercial properties, and a parcel of land. The properties are located in Las Vegas,

Nevada and Spokane, Washington. The commercial properties are leased to tenants subject to leases with remaining lease terms currently ranging from approximately one to eleven years. Of the three remaining properties, Executive Center East and Shadle Shopping Center generated positive cash flow from property operations for the three months ended March 31, 1995. Executive Center West experienced negative cash flows due to the purchase of fixed assets.

Registrant receives rental income from commercial spaces and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant is currently in its property sales phase. As of May 1, 1995, Registrant has sold nine properties and lost Manana/Dunn Business Park through foreclosure. As described in Item 1, Note 4, Registrant has contracted to sell its Executive Center East, Executive Center West and the attached parcel of land. If the sale is consummated, Registrant would receive net proceeds of approximately $1,500,000. Registrant's Shadle Shopping Center property was re-acquired through foreclosure during 1993.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties, primarily at Shadle Shopping Center, and to provide resources for potential debt modifications, cash distributions remained suspended for the first quarter of 1995. It is anticipated that cash distributions will continue to be suspended until additional properties are sold. The tenant occupying approximately 19% of current leasable space at Shadle Shopping Center, who has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, continues to make its rent payments. It is anticipated that Shadle Shopping Center will be marketed for sale when renovations are completed.

The level of liquidity based upon cash and cash equivalents experienced a $96,000 decrease at March 31, 1995, as compared to December 31, 1994. Registrant's net cash decrease resulted from $11,000 of net cash used in operating activities, $62,000 of additions to real estate (investing activities) and $23,000 of note payable principal payments (financing activities). The improvement in cash provided by operating activities for the three months ended March 31, 1995, as compared to March 31, 1994, was due to the payment of $451,000 to the Promissory Note holders as residual interest resulting from the collection of the Foxwood Village Apartments note receivable. Registrant is planning a major renovation project at Shadle Shopping Center to enhance the property value. The cash required to complete the renovation will come from working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when

                                    6 of 10

            CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments for the remainder of 1995 and the foreseeable future.

To date, investors have received cash substantially in excess of their original investment. Any additional return of cash is dependent upon operating results and sales proceeds from Registrant's remaining assets.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its remaining properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $177,000 for the three months ended March 31, 1995, as compared to 1994. Manana/Dunn Business Park was lost through foreclosure in July 1994 and Evergreen Plaza Shopping Center was sold in December 1994. With respect to the remaining properties, operating results improved by $156,000 due to an increase in revenues of $24,000 and a decrease in expenses of $132,000.

With respect to the remaining properties, rental revenues increased by $32,000 due to an increase in rental rates at Registrant's Executive Center West and Shadle Shopping Center properties, which were partially offset by a decrease in occupancy at Executive Center East and Shadle Shopping Center. Interest income decreased by $8,000 due to a decrease in average working capital reserves available for investment.

With respect to the remaining properties, expenses decreased by $125,000 due to a decrease in interest expense of $157,000 which was partially offset by an increase in operating expenses of $32,000. Interest expense decreased primarily due to the repayment of the mortgage encumbering Shadle Shopping Center in September 1994. Operating expenses increased due to an increase in general repair and maintenance at all of Registrant's properties.
Depreciation expense remained constant.  In addition, general and administrative expenses decreased by $7,000 due to a reduction in asset management fees.

                                    7 of 10

           CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                          CENTURY PROPERTIES FUND XI

                              OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1995 and 1994


                                                           Average
                              Square       Date of   Occupancy Rate (%)
Name and Location             Footage     Purchase      1995     1994
- -----------------             -------     --------      ----     ----
Executive Center East         48,000        12/76        85       93
Las Vegas, Nevada

Executive Center West         34,000        04/78        93       93
Las Vegas, Nevada

Shadle Shopping Center
Spokane, Washington          278,000         (1)         74       83



(1) The property (originally sold in October 1985) securing one of Registrant's notes receivable, was re-acquired through foreclosure in September, 1993.


                                    8 of 10

           CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.






                                    9 of 10

           CENTURY PROPERTIES FUND XI - FORM 10-Q - MARCH 31, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PROPERTIES FUND XI

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner





                              ---------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                   10 of 10