Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XI
filed 1995-08-11
CIK 215406

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________to ___________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                               1 of 15



        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

                    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                  June 30,     December 31,
                                                    1995           1994
                                                 (Unaudited)     (Audited)
Assets

Cash and cash equivalents                        $ 3,322,000    $ 3,268,000
Receivables and other assets                          85,000         45,000

Real Estate:

   Real estate                                     7,236,000      7,161,000
   Accumulated depreciation                       (2,194,000)    (2,073,000)
                                                 -----------    -----------
Real estate, net                                   5,042,000      5,088,000

Deferred costs, net                                  114,000        111,000
                                                 -----------    -----------
   Total assets                                  $ 8,563,000    $ 8,512,000
                                                 ===========    ===========

Liabilities and Partners' Equity

Notes payable                                    $ 2,031,000    $ 2,077,000
Accrued expenses and other liabilities               130,000        301,000
                                                 -----------    -----------
   Total liabilities                               2,161,000      2,378,000
                                                 -----------    -----------
Commitments and Contingencies

Partners' Equity:

 General partner                                      60,000         57,000
 Limited partners (29,982 units outstanding at
  June 30, 1995 and December 31, 1994)             6,342,000      6,077,000
                                                 -----------    -----------
    Total partners' equity                         6,402,000      6,134,000
                                                 -----------    -----------
    Total liabilities and partners' equity       $ 8,563,000    $ 8,512,000
                                                 ===========    ===========
                        See notes to financial statements.


                                2 of 15


        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)

                                                 For the Six Months Ended
                                               June 30, 1995  June 30, 1994
Revenues:

 Rental                                          $ 1,127,000   $ 1,473,000
 Interest income                                      73,000        54,000
                                                 -----------   -----------
  Total revenues                                   1,200,000     1,527,000
                                                 -----------   -----------

Expenses:

 Operating                                           541,000       625,000
 Interest                                             96,000       565,000
 General and administrative                          174,000       246,000
 Depreciation                                        121,000       216,000
                                                 -----------   -----------
  Total expenses                                     932,000     1,652,000
                                                 -----------   -----------

Net income (loss)                                $   268,000   $  (125,000)
                                                 ===========   ===========

Net income (loss) per limited partnership unit   $         9   $        (4)
                                                 ===========   ===========

Distributions per limited partnership unit                --   $        74
                                                 ===========   ===========



                  See notes to financial statements.

                                3 of 15



        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)

                                               For the Three Months Ended
                                              June 30, 1995   June 30, 1994


Revenues:


 Rental                                          $ 561,000       $ 762,000
 Interest income                                    44,000          17,000
                                                 ---------       ---------
  Total revenues                                   605,000         779,000
                                                 ---------       ---------

Expenses:

 Operating                                         271,000         291,000
 Interest                                           48,000         305,000
 General and administrative                         82,000         147,000
 Depreciation                                       61,000         109,000
                                                 ---------       ---------
  Total expenses                                   462,000         852,000
                                                 ---------       ---------

Net income (loss)                                $ 143,000       $ (73,000)
                                                 =========       =========

Net income (loss) per limited partnership unit   $       5       $      (2)
                                                 =========       =========



                  See notes to financial statements.

                                4 of 15


        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

Statements of Cash Flows (Unaudited)
                                                    For the Six Months Ended
                                                  June 30, 1995   June 30, 1994

Operating Activities:

Net income (loss)                                  $   268,000    $  (125,000)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
 Depreciation and amortization                         145,000        243,000
 Provision for doubtful receivables                         --          5,000
 Deferred costs paid                                   (27,000)       (38,000)
Changes in operating assets and liabilities:
 Receivables and other assets                          (40,000)        57,000
 Accrued expenses and other liabilities               (171,000)      (508,000)
                                                   -----------    -----------
Net cash provided by (used in) operating
   activities                                          175,000       (366,000)
                                                   -----------    -----------
Investing Activities:

Additions to real estate                               (75,000)       (28,000)

Restricted cash decrease                                    --         23,000
                                                   -----------    -----------
Net cash (used in) investing activities                (75,000)        (5,000)

Financing Activities:

Cash distributions to partners                              --     (2,549,000)
Notes payable principal payments                       (46,000)       (86,000)
                                                   -----------    ------------
Cash (used in) financing activities                    (46,000)    (2,635,000)
                                                   -----------    ------------
Increase (Decrease) in Cash and Cash Equivalents        54,000     (3,006,000)

Cash and Cash Equivalents at Beginning
  of Period                                          3,268,000      7,710,000
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period         $ 3,322,000    $ 4,704,000
                                                   ===========    ===========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period           $    96,000    $ 1,046,000
                                                   ===========    ===========


                  See notes to financial statements.

                                5 of 15


       CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995



                         NOTES TO FINANCIAL STATEMENTS

1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $72,000 and $68,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Cash Distributions to Partners

    Distributions of $2,549,000 to the general and limited partners were made in February 1994 resulting from collection of the Foxwood Village Apartments note receivable.

4.  Subsequent Event

    On July 26, 1995, the Partnership sold its Executive Center East, Executive Center West and the attached parcel of land to an unaffiliated third party for $3,770,000. After debt repayment and expenses the Partnership received net proceeds of approximately $1,450,000 and will recognize a gain on the sale of approximately $650,000 during the third quarter of 1995.




                               6 of 15


            CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate property is a shopping center located in Spokane, Washington. The property is leased to tenants subject to leases with remaining lease terms currently ranging from approximately one to eleven years. Registrant's remaining property as well as Registrant's Executive Center East and West properties, which were sold on July 26, 1995, generated positive cash flow from operations during the six months ended June 30, 1995.

Registrant receives rental income from commercial spaces and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant is currently in its property sales phase. As of August 1, 1995, Registrant has sold eleven properties and lost Manana/Dunn Business Park through foreclosure. As described in Item 1, Note 4, on July 26, 1995 Registrant sold its Executive Center East, Executive Center West and the attached parcel of land. Registrant received net proceeds of approximately $1,450,000. Registrant's remaining property, Shadle Shopping Center, was re-acquired through foreclosure during 1993.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements at Shadle Shopping Center (see below), cash distributions remain suspended. It is anticipated that cash distributions will continue to be suspended until the remaining property is sold. The tenant occupying approximately 19% of current leasable space at Shadle Shopping Center, who has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, continues to make its rent payments.

The level of liquidity based upon cash and cash equivalents experienced a $54,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $175,000 of net cash provided by operating activities was partially offset by $75,000 of cash used for improvements to real estate (investing activities) and $46,000 of cash used in note payable principal payments (financing activities). The improvement in cash provided by operating activities for the six months ended June 30, 1995, as compared to June 30, 1994, was due to the payment of $451,000 during the 1994 period to the Promissory Note holders as residual interest resulting from the collection of the Foxwood Village Apartments note receivable. During the third quarter of 1995, Registrant plans to commence a major redevelopment project at Shadle Shopping Center to enhance the property value. The cash required to complete the renovation will come from working capital reserves, which include net proceeds from the sale of Executive Center East, Executive Center West and the attached parcel of land. The project is expected to commence during the third quarter of 1995. Once the redevelopment project is completed, the property will be marketed for sale. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements for the remainder of 1995 and the foreseeable future.

                               7 of 15


            CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

To date, investors have received cash substantially in excess of their original investment. Any additional return of cash is dependent upon operating results and sales proceeds from Registrant's remaining asset.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to sell its remaining property may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's remaining property in the future.

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $393,000 for the six months ended June 30, 1995, as compared to 1994. Manana/Dunn Business Park was lost through foreclosure in July 1994 and Evergreen Plaza Shopping Center was sold in December 1994. With respect to the remaining properties, operating results improved by $407,000 due to an increase in revenues of $64,000 and a decrease in expenses of $343,000.

With respect to the remaining properties, rental revenues increased by $45,000 due to an increase in rental rates at Registrant's Executive Center West and Shadle Shopping Center properties, which were partially offset by a decrease in occupancy at Executive Center East and Shadle Shopping Center. Interest income increased by 19,000 primarily due to an increase in interest rates.

With respect to the remaining properties, a $318,000 decrease in interest expense was only partially offset by a $47,000 increase in operating expenses. Interest expense decreased primarily due to the repayment of the mortgage encumbering Shadle Shopping Center in September 1994. Operating expenses increased due to an increase in general repair and maintenance at Registrant's Executive Center West and Shadle Shopping Center properties. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $72,000 due to a reduction in asset management fees.




                               8 of 15


            CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $216,000 for the three months ended June 30, 1995, as compared to 1994. Manana/Dunn Business Park was lost through foreclosure in July 1994 and Evergreen Plaza Shopping Center was sold in December 1994. With respect to the remaining properties, operating results improved by $251,000 due to an increase in revenues of $40,000 and a decrease in expenses of $211,000.

With respect to the remaining properties, rental revenues increased by $13,000 due to an increase in rental rates at Registrant's Executive Center West and Shadle Shopping Center properties, which were partially offset by a decrease in occupancy at Executive Center East and Shadle Shopping Center. Interest income increased by $27,000 primarily due to an under accrual of interest income during the three months ended June 30, 1994.

With respect to the remaining properties, a $161,000 decrease in interest expense was only partially offset by a $15,000 increase in operating expenses. Interest expense decreased primarily due to the repayment of the mortgage encumbering Shadle Shopping Center in September 1994. Operating expenses increased due to an increase in general repair and maintenance at Registrant's Executive Center West and Shadle Shopping Center properties. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $65,000 due to a reduction in asset management fees.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                      CENTURY PROPERTIES FUND XI

                           OCCUPANCY SUMMARY
                                                           Average
                                                      Occupancy Rate (%)
                                              --------------------------------
                                                Six Months        Three Months
                                     Date         Ended              Ended
                          Square      of         June 30,           June 30,
Name and Location         Footage  Purchase    1995   1994      1995      1994
- -----------------         -------  --------    ----   ----      ----      ----
Executive Center East (2)  48,000    12/76      83     93        82        93
Las Vegas, Nevada

Executive Center West (2)  34,000    04/78      93     93        93        93
Las Vegas, Nevada

Shadle Shopping Center    278,000     (1)       74     79        74        75
Spokane, Washington

(1) The property (originally sold in October 1985) securing one of Registrant's notes receivable, was re-acquired through foreclosure in September, 1993.

(2) On July 26, 1995, Registrant's Executive Center East and West properties were sold.

                               9 of 15


       CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION



Item 5.  Pro Forma Financial Information

    The following pro forma balance sheet as of June 30, 1995, and the pro forma statement of operations for the six months ended June 30, 1995 and the year ended December 31, 1994 give effect to the sale of Registrant's Executive Center East, Executive Center West and the attached parcel of land property interests to an unaffiliated third party for $3,770,000 on July 26, 1995. After debt repayment and expenses, Registrant received net proceeds of approximately $1,450,000 and will recognize a gain on sale of approximately $650,000. The adjustments related to the pro forma balance sheet assume the transaction was consummated at June 30, 1995, while the adjustments to the pro forma statements of operations assume the transaction was consummated at the beginning of the period presented.

    The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of Executive Center East, Executive Center West and the attached parcel of land and to reflect consideration received for the property.

    These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the period presented or what may be achieved in the future.



                               10 of 15




        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 5.   Pro Forma Financial Information (Continued)


                  Pro Forma Balance Sheet (Unaudited)
                             June 30, 1995



                                                     Pro Forma
                                     Historical     Adjustments     Pro Forma
                                     -----------    ------------   -----------
Assets

Cash and cash equivalents            $ 3,322,000    $   (12,000)   $ 3,310,000
Receivable and other assets               85,000      1,425,000      1,510,000

Real Estate:

   Real estate                         7,236,000     (4,959,000)     2,277,000
   Accumulated depreciation           (2,194,000)     2,074,000       (120,000)
                                     -----------    -----------    -----------

Real estate, net                       5,042,000     (2,885,000)     2,157,000

Deferred costs, net                      114,000        (92,000)        22,000
                                     -----------    -----------    -----------
 Total assets                        $ 8,563,000    $(1,564,000)   $ 6,999,000
                                     ===========    ===========    ===========
Liabilities and Partners' Equity

Notes payable                        $   130,000    $   (89,000)   $    41,000
Accrued expenses and other
  liabilities                          2,031,000     (2,031,000)            --
                                     -----------    -----------    -----------
 Total liabilities                     2,161,000     (2,120,000)        41,000
                                     -----------    -----------    -----------
Commitments and Contingencies

Partners' Equity:

General partner                           60,000          6,000         66,000
Limited partners (29,982 units
  outstanding at June 30, 1995 and
   December 31, 1994)                  6,342,000        550,000      6,892,000
                                     -----------    -----------    -----------
 Total partners' equity                6,402,000        556,000      6,958,000
                                     -----------    -----------    -----------
 Total liabilities and partners'
   equity                            $ 8,563,000    $(1,564,000)   $ 6,999,000
                                     ===========    ===========    ===========




                               11 of 15



        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 5.   Pro Forma Financial Information (Continued)


             Pro Forma Statement of Operations (Unaudited)
                For the Six Months Ended June 30, 1995





                                          Historical   Adjustments    Pro Forma
                                          ----------   -----------   ----------
Revenues:

 Rental                                   $1,127,000   $ (527,000)   $  600,000
 Interest income                              73,000           --        73,000
                                          ----------   ----------    ----------
  Total revenues                           1,200,000     (527,000)      673,000
                                          ----------   ----------    ----------
Expenses:

 Operating                                   541,000     (268,000)      273,000
 Interest                                     96,000      (96,000)           --
 General and administrative                  174,000           --       174,000
 Depreciation                                121,000      (88,000)       33,000
                                          ----------   ----------    ----------
  Total expenses                             932,000     (452,000)      480,000
                                          ----------   ----------    ----------
Net income                                $  268,000   $  (75,000)   $  193,000
                                          ==========   ==========    ==========
Net income per limited partnership unit   $        9                 $        6
                                          ==========                 ==========




                               12 of 15




        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 5.   Pro Forma Financial Information (Continued)


                   Pro Forma Statement of Operations
                 For the Year Ended December 31, 1994



                                       Historical    Pro Forma      Pro Forma
                                       (Audited)    Adjustments    (Unaudited)
                                      -----------   ------------   -----------
Revenues:

 Rental                               $ 3,070,000   $(1,049,000)   $ 2,021,000
 Interest income                          138,000            --        138,000
 Gain on sale of property                 752,000            --        752,000
                                      -----------   -----------    -----------
  Total revenues                        3,960,000    (1,049,000)     2,911,000

                                      -----------   -----------    -----------
Expenses:

 Operating                              1,499,000      (617,000)       882,000
 Depreciation                             416,000      (177,000)       239,000
 Interest                                 614,000      (201,000)       413,000
 General and administrative               393,000            --        393,000
                                      -----------   -----------    -----------
  Total expenses                        2,922,000      (995,000)     1,927,000
                                      -----------   -----------    -----------
Income before  extraordinary item       1,038,000       (54,000)       984,000

Extraordinary item:

 Gain on extinguishment of debt           251,000            --        251,000
                                      -----------   -----------    -----------
Net income                            $ 1,289,000   $   (54,000)   $ 1,235,000
                                      ===========   ===========    ===========

Net income per limited partnership:

 Income before extraordinary item     $        35                  $        33

 Extraordinary item                             8                            8
                                      -----------                  -----------
 Net income                           $        43                  $        41
                                      ===========                  ===========
 Cash distribution per limited
   partnership unit                   $        74                  $        74
                                      ===========                  ===========




                               13 of 15


       CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the period.


                               14 of 15


        CENTURY PROPERTIES FUND XI - FORM 10-Q - JUNE 30, 1995


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


                            CENTURY PROPERTIES FUND XI

                            By: FOX CAPITAL MANAGEMENT CORPORATION,
                                A General Partner

                            /s/ ARTHUR N. QUELER

                            Secretary/Treasurer and Director
                            (Principal Financial Officer)




                               15 of 15