Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XI
filed 1995-11-13
CIK 215406

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1995

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

    5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia    30328
          (Address of principal executive office)         (Zip Code)

      Registrant's telephone number, including area code (770) 916-9090

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes            No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                                   1 of 14


         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                September 30,   December 31,
                                                    1995           1994

Assets

Cash and cash equivalents                      $   4,801,000   $   3,268,000
Receivables and other assets                          54,000          45,000

Real Estate:

   Real estate                                     2,276,000       7,161,000
   Accumulated depreciation                         (136,000)     (2,073,000)
                                               -------------   -------------
Real estate, net                                   2,140,000       5,088,000

Deferred costs, net                                   19,000         111,000
                                               -------------   -------------
   Total assets                                $   7,014,000   $   8,512,000
                                               =============   =============

Liabilities and Partners' Equity

Notes payable                                  $           -   $   2,077,000
Accrued expenses and other liabilities                53,000         301,000
                                               -------------   -------------
   Total liabilities                                  53,000       2,378,000
                                               -------------   -------------
Commitments and Contingencies

Partners' Equity:

 General partner                                      60,000          57,000
 Limited partners (29,982 units outstanding at
  September 30, 1995 and December 31, 1994)        6,901,000       6,077,000
                                               -------------   -------------
   Total partners' equity                          6,961,000       6,134,000
                                               -------------   -------------
   Total liabilities and partners' equity      $   7,014,000   $   8,512,000
                                               =============   =============

                     See notes to financial statements.

                                   2 of 14

         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995



Statements of Operations



                                                  For the Nine Months Ended
                                                September 30,   September 30,
                                                    1995            1994
Revenues:

   Rental                                         $1,539,000      $2,046,000
   Interest income                                   132,000         102,000
   Gain on sale of properties                        502,000               -
                                                  ----------      ----------
     Total revenues                                2,173,000       2,148,000
                                                  ----------      ----------

Expenses:

   Operating                                         810,000         975,000
   Interest                                          120,000         753,000
   General and administrative                        264,000         361,000
   Depreciation                                      152,000         314,000
                                                  ----------      ----------
     Total expenses                                1,346,000       2,403,000
                                                  ----------      ----------

Income (loss) before extraordinary item              827,000        (255,000)

Extraordinary item:

   Gain on extinguishment of debt                          -         798,000
                                                  ----------      ----------
Net income                                        $  827,000      $  543,000
                                                  ==========      ==========
Net income per limited partnership unit:

   Net income (loss) before extraordinary item    $    27.48      $    (8.41)

   Extraordinary item                                      -           26.35
                                                  ----------      ----------
   Net income                                     $    27.48      $    17.94
                                                  ==========      ==========
   Distributions per limited partnership unit     $        -      $    74.28
                                                  ==========      ==========
                     See notes to financial statements.

                                   3 of 14

         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations

                                                    For the Three Months Ended
                                                 September 30,   September 30,
                                                     1995            1994
Revenues:

   Rental                                           $412,000        $573,000
   Interest income                                    59,000          48,000
   Gain on sale of properties                        502,000               -
                                                    --------        --------
     Total revenues                                  973,000         621,000
                                                    --------        --------
Expenses:

   Operating                                         269,000         350,000
   Interest                                           24,000         188,000
   General and administrative                         90,000         115,000
   Depreciation                                       31,000          98,000
                                                    --------        --------
     Total expenses                                  414,000         751,000
                                                    --------        --------

Income (loss) before extraordinary items             559,000        (130,000)

Extraordinary item:

   Gain on extinguishment of debt                          -         798,000
                                                    --------        --------
Net income                                          $559,000        $668,000
                                                    ========        ========
   Net income per limited partnership unit:

   Net income (loss) before extraordinary items     $  18.61        $  (4.30)

   Extraordinary item                                      -           26.35
                                                    --------        --------
   Net income                                       $  18.61        $  22.05
                                                    ========        ========
                     See notes to financial statements.

                                   4 of 14

         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995


Statements of Cash Flows
                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1994
Operating Activities:

Net income                                        $  827,000      $  543,000
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Gain on extinguishment of debt                        -          (798,000)
   Gain on sale of properties                       (502,000)             -
   Depreciation and amortization                     181,000         357,000
   Deferred costs paid                               (42,000)        (50,000)
   Provision for doubtful receivables                    -             5,000
Changes in operating assets and liabilities:
   Receivables and other assets                       (9,000)         52,000
   Accrued expenses and other liabilities           (248,000)       (513,000)
                                                  ----------      ----------
Net cash provided by (used in) operating
  activities                                         207,000        (404,000)
                                                  ----------      ----------
Investing Activities:

Net proceeds from sale of properties               3,486,000             -
Restricted cash decrease                                 -            23,000
Additions to real estate                             (83,000)        (90,000)
                                                  ----------      ----------
Net cash provided by (used in) investing
  activities                                       3,403,000         (67,000)
                                                  ----------      ----------
Financing Activities:

Satisfaction of mortgages payable                 (2,032,000)     (2,758,000)
Cash distributions to partners                           -        (2,549,000)
Notes payable principal payments                     (45,000)       (124,000)
                                                  ----------      ----------
Cash (used in) financing activities:              (2,077,000)     (5,431,000)
                                                  ----------      ----------
Increase (Decrease) in Cash and Cash
  Equivalents                                      1,533,000      (5,902,000)

Cash and Cash Equivalents at Beginning
  of Period                                        3,268,000       7,710,000
                                                  ----------      ----------
Cash and Cash Equivalents at End of Period        $4,801,000      $1,808,000
                                                  ==========      ==========
Supplemental Disclosure of Cash Flow Information:
      Interest paid in cash during the period     $  137,000       1,265,000
                                                  ==========      ==========
Supplemental Disclosure of Non-cash Investing

   and Financing Activities:
      Foreclosure of property and extinguishment of debt in 1994 - See Note 5.

                     See notes to financial statements.

                                   5 of 14

         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995

                        NOTES TO FINANCIAL STATEMENTS

1.     General

       The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified to conform to the current period.

       The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Notes 4 and 5.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the general partner of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       An affiliate of NPI, Inc. was entitled to receive reimbursements of administrative expenses amounting to $108,000 and $104,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

       During the nine months ended September 30, 1995, an affiliate of the general partner was paid $129,000 in connection with the sale of Executive Center East, Executive Center West and the attached parcel of land (see Note 4). This fee is included in the gain on sale of properties.

3.     Cash Distributions to Partners

       In February 1994, the Partnership distributed $322,000 to the general partner and 74.28 per unit ($2,227,000 in total) to the limited partners resulting from collection of the Foxwood Village Apartments note receivable.

4.     Sale of Properties


       On July 26, 1995, the Partnership sold its Executive Center East, Executive Center West and the attached parcel of land to an unaffiliated third party for $3,770,000. After debt repayment in the amount of $2,032,000 and expenses, the Partnership received net proceeds of approximately $1,454,000. For financial statement purposes, the Partnership recognized a gain on the sale of properties of $502,000 for the period ended September 30, 1995.

                                   6 of 14


         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995

                       NOTES TO FINANCIAL STATEMENTS

5.     Gain on Extinguishment of Debt

       The extraordinary gain on extinguishment of debt for the periods ended September 30, 1994 is comprised of $251,000 from Manana/Dunn Business Park, which was lost through foreclosure in July 1994, and the payoff of the mortgage encumbering Shadle Shopping Center.

6.     Notes Payable

       On September 16, 1994, the Partnership repaid the $2,758,000 first mortgage encumbering Shadle Shopping Center.

                                   7 of 14


          CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30,1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate property is a shopping center located in Spokane, Washington. The property is leased to tenants subject to leases with remaining lease terms currently ranging from approximately one to eleven years. Registrant's remaining property generated positive cash flow from operations during the nine months ended September 30, 1995.

Registrant receives rental income from commercial spaces and is responsible for operating expenses, administrative expenses and capital improvements. Registrant is currently in its property sales phase. As of November 1, 1995, Registrant has sold eleven properties and lost Manana/Dunn Business Park through foreclosure. As described in Item 1, Note 4, on July 26, 1995

Registrant sold its Executive Center East, Executive Center West and the attached parcel of land. Registrant received net proceeds of $1,454,000. Registrant's remaining property, Shadle Shopping Center, was re-acquired through foreclosure during 1993.

Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements at Shadle Shopping Center (see below), cash distributions remain suspended. It is anticipated that cash distributions will continue to be suspended until the remaining property is sold. A tenant occupying approximately 19% of current leasable space at Shadle Shopping Center, who has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, continues to make its rent payments.

The level of liquidity based upon cash and cash equivalents experienced a $1,533,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $207,000 of net cash from operating activities and $3,403,000 of net cash from investing activities were partially offset by $2,077,000 of cash used in financing activities. Cash provided by investing activities consisted of $3,486,000 of net proceeds from the sale of Registrant's Executive Center East, Executive Center West and the attached parcel of land, were only slightly offset by $83,000 of improvements to real estate. Cash used in financing activities consisted of $2,032,000 of cash used in satisfaction of the notes encumbering Registrant's Executive Center East and Executive Center West properties and $45,000 of note payable principal payments. Registrant has commenced a major redevelopment project at Shadle Shopping Center to enhance the property value. The cash required to complete the renovation will come from working capital reserves, which include net proceeds from the sale of Executive Center East, Executive Center West and the attached parcel of land. Once the redevelopment project is completed, the property will be marketed for sale. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

                                   8 of 14


          CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)


On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before the extraordinary gain on extinguishment of debt, improved by $1,082,000 for the nine months ended September 30, 1995, as compared to 1994. Manana/Dunn Business Park was lost through foreclosure in July 1994, Evergreen Plaza Shopping Center was sold in December 1994 and Executive Center East, Executive Center West and the attached parcel of land were sold July 1995.

With respect to the remaining property, rental revenues increased by $192,000 primarily due to an increase in rental rates and underaccrual of tenant billbacks in the prior comparative period, which was slightly offset by a decrease in occupancy at Registrant's remaining property. Interest income increased by $30,000 due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

With respect to the remaining property, interest expense was eliminated during the 1995 period due to the repayment of the mortgage encumbering Shadle Shopping Center in September 1994. Operating expense and depreciation expense remained relatively constant. In addition, general and administrative expenses decreased by $97,000 due to a reduction in asset management fees effective July 1, 1994.


                                   9 of 14


          CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before the gain on extinguishment of debt, improved by $689,000 for the three months ended September 30, 1995, as compared to 1994. Manana/Dunn Business Park was lost through foreclosure in July 1994 and Evergreen Plaza Shopping Center was sold in December 1994 and Executive Center East, Executive Center West and the attached parcel of land were sold July 1995.

With respect to the remaining property, rental revenues increased by $152,000 primarily due to an increase in rental rates and underaccrual of tenant billbacks in the three months ended September 30, 1994, which was slightly offset by a decrease in occupancy at Registrant's remaining property. Interest income increased by $11,000 primarily due to a increase in average working capital reserves available for investment and the effect of higher interest rates.

With respect to the remaining property, interest expense was eliminated during the 1995 due to the repayment of the mortgage encumbering Shadle Shopping Center in September 1994. Operating expenses decreased by $26,000 due to extensive legal fees relating to Shadle Shopping Center in the prior year comparative period. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $25,000 due to higher general and administrative expenses in the prior year comparative period.

                                  10 of 14

          CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30,1995

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                        CENTURY PROPERTIES FUND XI

                             OCCUPANCY SUMMARY


                                                           Average
                                                      Occupancy Rate (%)
                                                   ------------------------
                                                  Nine Months   Three Months
                                       Date          Ended          Ended
                             Square     of        September 30, September 30,
Name and Location           Footage   Purchase     1995   1994   1995   1994
-----------------           -------   --------     ----   ----   ----   ----
Executive Center East (2)     48,000    12/76        -     93      -     91
Las Vegas, Nevada

Executive Center West (2)     34,000    04/78        -     92      -     91
Las Vegas, Nevada

Shadle Shopping Center       278,000     (1)        74     78     74     76
Spokane, Washington

(1) The property (originally sold in October 1985) securing one of Registrant's notes receivable, was re-acquired through foreclosure in September 1993.

(2) On July 26, 1995, Registrant's Executive Center East and West properties were sold.

                                  11 of 14


         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30,1995

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b)     Report on Form 8-K

                On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).


                                  12 of 14


         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30,1995

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


                                CENTURY PROPERTIES FUND XI

                                By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                     A General Partner




                                /S/ ARTHUR N. QUELER

                                Secretary/Treasurer and Director
                                (Principal Financial Officer)

                                  13 of 14



         CENTURY PROPERTIES FUND XI - FORM 10-Q - SEPTEMBER 30,1995

                                EXHIBIT INDEX

Exhibit                                                       Page No.
-------                                                       --------
2.   NPI, Inc. Stock Purchase Agreement                           *
     dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.
                                  14 of 14