Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XI
filed 1996-03-29
CIK 215406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _____________ to _____________

         Commission file number 0-8440

                           CENTURY PROPERTIES FUND XI
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                             94-6401363
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

               One Insignia Plaza, P.O. Box 1089
                 Greenville, South Carolina                29602
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (864) 239-1000

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
           Limited Partnership Units and Nonrecourse Promissory Notes

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___


      Indicate by check mark if  disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      No market for the Limited Partnership Units and Nonrecourse Promissory Notes exists and therefore a market value for such Units or Notes cannot readily be determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

      Prospectus of Registrant, dated September 16, 1976, as republished on October 14, 1976, and May 6, 1977, and thereafter supplemented incorporated in Parts I and IV.





                           CENTURY PROPERTIES FUND XI
                            (A limited partnership)

                                     PART I

Item 1.  Business.

     Century Properties Fund XI (the "Registrant") was organized in 1976 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, is the general partner of the Registrant.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-52089), was declared effective on September 16, 1976. The Registrant marketed its securities pursuant to its Prospectus dated September 16, 1976, as republished on October 14, 1976 and May 6, 1977, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is and has been to acquire, hold for investment, and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

     Beginning in September 1976 through July 1977, the Registrant offered and sold $14,991,000 in Limited Partnership Units and $10,741,000 in Nonrecourse Promissory Notes. The net proceeds of this offering were used to purchase thirteen income-producing real properties and a parcel of undeveloped land. The Registrant's original property portfolio was geographically diversified with properties acquired in four states. The Registrant's acquisition activities were substantially completed in 1978 and since that time the principal activity of the Registrant has been managing its portfolio. In the period from May 1983 to November 1991, four shopping centers, three industrial parks and two apartment buildings were sold. In 1994, the Registrant sold one of its properties and another property was lost through foreclosure and in 1995 the Registrant sold two properties and the undeveloped parcel of land. (See, "Property Matters" below.) One of the properties originally sold in 1985, was reacquired through foreclosure in October 1991 by the Registrant and was subsequently transferred to the holder of the first note through foreclosure in November 1991. In September 1993, one of the properties originally sold in 1985 was reacquired through foreclosure by the Registrant. See "Item 2, Properties" for a description of the Registrant's properties.

     The Registrant is involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that any property owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

     There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

     To date, investors have received cash substantially in excess of their original investment primarily from sales and refinancing proceeds. Any additional return of cash is dependent upon market conditions and the ultimate realizable value of the Registrant's remaining property.

Property Matters

     Executive Center East, Executive Center West and Executive Center Parcel - On July 26, 1995, the Registrant sold its Executive Center properties to an unaffiliated third party for $3,770,000. After satisfying the existing debt on the property ($2,032,000) and closing costs, the Registrant received net proceeds of approximately $1,454,000. The Registrant recognized a gain on the sale of approximately $502,000. See, "Item 8 Financial Statements and Supplementary Data - Note 6".

     Shadle Shopping Center - On September 16, 1994, the Registrant repaid the first mortgage encumbering this property and on October 25, 1994, the receiver of the property was dismissed. The Registrant presently owns this property free and clear of any mortgages. See, "Item 8, Financial Statements and Supplementary Data - Note 7."

     On January 9, 1995, a tenant occupying 52,582 square feet, or 19% of the current leasable area, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This tenant accounted for 17% of the gross income at the property in 1994. The tenant continues to make its rent payments.

     In addition, during the first quarter of calendar 1995, the Registrant entered into an agreement for a ground lease with Safeway pursuant to which Safeway will move from its current space adjacent to the property and occupy approximately 55,000 square feet at the property. The Registrant is evaluating the feasibility of a major redevelopment of Shadle Shopping Center to enhance the property value.

     Evergreen Plaza Shopping Center - On December 23, 1994, the Registrant sold Evergreen Plaza Shopping Center to an unaffiliated entity. The property was sold for $3,650,000 resulting in net proceeds of approximately 1,044,000 to the Registrant, after assumption by the buyer of the existing debt encumbering the property, and closing costs. The Registrant recognized a gain of approximately $752,000 from this sale. See, "Item 8, Financial Statements and Supplementary Data - Note 6."

     Manana/Dunn Business Park - Effective March 1, 1994, the Registrant terminated debt service payments to the holder of the note encumbering this property due to the continued negative cash flow at the property. The Managing General Partner concluded that the projected net cash flow of the property and the probable capitalized value thereof, over a reasonable holding period, did not justify the funding of the cash flow deficits from other funds of the Registrant. On July 5, 1994, the property was lost through foreclosure. See, "Item 8, Financial Statements and Supplementary Data - Note 6."

Employees

      The Registrant has no employees. The Registrant's property is managed by an unaffiliated third party management company pursuant to a management agreement with such third party.

Change in Control

     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

     On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or Fox Realty Investors, an affiliate of the Managing General Partner. The shareholders of the Managing General Partner retain the indirect economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.


      On October 12, 1994 an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P. acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent of NPI Equity II. As a result of the sale, Apollo was entitled to designate three of the seven directors of NPI Equity II and the Managing General Partner. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

      On August 17, 1995, the shareholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

Competition

     The Registrant is affected by and subject to the general competitive conditions of the office, industrial and commercial real estate industries. In addition, each of the Registrant's properties competes in an area which contains numerous other properties which may be considered competitive.

Item 2.  Properties.

      Registrant's remaining property, Shadle Shopping Center, a 278,000 square foot shopping center located in Spokane, Washington, was originally acquired by the Registrant in 1976. The property was sold in October 1985 and reacquired through foreclosure in September 1993.

     See, Item 8 "Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

     The occupancy rate at the Registrant's remaining property for the year ended December 31, 1995, 1994 and 1993 was 73%, 77% and 77% respectively.



                            SIGNIFICANT TENANTS (1)
                               December 31, 1995


                                                          Annualized
                        Square     Nature of   Expiration  Base Rent   Renewal
                        Footage    Business    of Lease   Per Year(2) Options(3)


Shadle Shopping Center
Lamont's Apparel(4)      52,582   Clothing Store    1999     $157,746   4-5 Yr
Ernst Home & Nursery     36,400   Hardware Store    1998     $ 77,400   1-5 Yr
McCrory/ Newberry's      34,698   Variety Store     1999     $ 79,873   2-5 Yr

(1)  Tenant occupying 10% or more of total rentable square footage of property.
(2) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(3) The first amount represents the number of renewal options. The second amount represents the length of each option.
(4) On January 9, 1995, Tenant filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See, "Item 1, Business - Property Matters".

Item 3.  Legal Proceedings.

     The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operation of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this Report.


                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder Matters.

     The Limited Partnership Unit holders and Promissory Note holders are entitled to certain distributions as provided in the Partnership Agreement and Trust Indenture. Through March 1, 1996, Unit holders have received distributions from operations of $15 and distributions from sales and refinancing of $1,053 for each $500 of original investment. Promissory Note holders have received a return of principal, $333 of interest and $50 of residual interest. No market for Limited Partnership Units or Promissory Notes exists, nor is expected to develop.

     As of March 1, 1996, the approximate number of holders of Limited Partnership Units and Nonrecourse Promissory Notes was 1,881 and 1,263, respectively.

     During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

    Distribution with         Amount of Distribution
Respect to Quarter Ended            Per Unit(*)

                                     1995    1994
                                     ----    ----

     March 31                          -    $74.28
     June 30                           -       -
     September 30                      -       -
     December 31                       -       -

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Registrant's future distributions.)

Item 6.  Selected Financial Data.

     The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                                   For the Year Ended December 31,
                                          1995       1994       1993       1992        1991
                                            (Amounts in thousands except per unit data)
Total revenues                          $  2,606   $  3,960   $ 14,770   $  1,859    $  2,031
                                        ========   ========   ========   ========    ========

Income (loss) before
  extraordinary item                    $  1,028   $  1,038   $ 11,839   $   (219)   $   (515)

Extraordinary item - gain
  on debt forgiveness                       --          251       --         --          --
                                                   --------   --------   --------    --------

Net income (loss)                       $  1,028   $  1,289   $ 11,839   $   (219)   $   (515)
                                        ========   ========   ========   ========    ========

Net income (loss) per limited
  partnership unit(1):

     Income (loss) before
       extraordinary item               $  34.12   $  34.52   $ 377.26   $  (7.24)   $ (17.01)
     Extraordinary item - gain
       on debt forgiveness                  --         8.37       --         --          --
                                        --------   --------   --------   --------    --------

Net income (loss)                       $  34.12   $  42.89   $ 377.26  $  (7.24)   $ (17.01)
                                        ========   ========   ========   ========    ========

Total assets                            $  7,199   $  8,512   $ 16,827   $  8,452    $  8,383
                                        ========   ========   ========   ========    ========

Long-term obligations:
     Notes Payable                          --     $  2,077   $  8,739   $  5,594    $  5,735
                                        ========   ========   ========   ========    ========
Cash distributions per
     limited partnership unit               --     $  74.28       --         --      $  15.84
                                        ========   ========   ========   ========    ========

--------------------
(1) $500 original contribution per unit, based on units outstanding during the year after giving effect to net income (loss) allocated to the general partner.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's remaining real estate property is a shopping center located in Spokane, Washington. The property is leased to tenants subject to leases with remaining lease terms currently ranging from approximately one to ten years. The Registrant's remaining property generated positive cash flow from operations for the year ended December 31, 1995.

     The Registrant receives rental income from commercial spaces and is responsible for operating expenses, administrative expenses and capital improvements. The Registrant is currently in its property sales phase. As of March 1, 1996, the Registrant has sold eleven properties and lost Manana/Dunn Business Park through foreclosure. As described in "Item 8, Financial Statements and Supplemental Data, Note 6", on July 26, 1995 the Registrant sold Executive Center East, Executive Center West and the attached parcel of land. The Registrant received net proceeds of $1,454,000 from the sale. The Registrant's remaining property, Shadle Shopping Center, was re-acquired through foreclosure during 1993.

     The Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales of properties as its primary sources of liquidity. In order to preserve working capital reserves required for necessary capital improvements at Shadle Shopping Center (see below), cash distributions remain suspended. It is anticipated that cash distributions, including any residual interest to Promissory Note holders, will continue to be suspended until a definitive plan is established for the sale or redevelopment of Shadle Shopping Center. A tenant occupying approximately 19% of current leasable space at Shadle Shopping Center, who has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, continues to make its rent payments.

     The level of liquidity based upon cash and cash equivalents experienced a $1,660,000 increase at December 31, 1995, as compared to 1994. The Registrant's $339,000 of net cash from operating activities and $3,398,000 of net cash from investing activities was partially offset by $2,077,000 of cash used in financing activities. Cash provided by investing activities consisted of $3,486,000 of net proceeds from the sale of the Registrant's Executive Center East, Executive Center West and the attached parcel of land, which were only slightly offset by $88,000 of improvements to real estate. Cash used in financing activities consisted of $2,032,000 of cash used in satisfaction of the notes encumbering the Registrant's Executive Center East and Executive Center West properties and $45,000 of note payable principal payments. The Registrant is evaluating the feasibility of a major redevelopment of Shadle Shopping Center to enhance the property value. Current estimates for the project range from $1,500,000 to $4,500,000. The cash required to complete the renovation will come from working capital reserves, which includes net proceeds from the sale of Executive Center East, Executive Center West, the attached parcel of land and proceeds received from the 1994 sale of Evergreen Plaza. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements for 1996 and the foreseeable future.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on The Registrant's liquidity or results of operations. See "Item 1 - Business - Change in Control".

     To date, investors have received cash substantially in excess of their original investment. Any additional return of cash is dependent upon operating results and sales proceeds from The Registrant's remaining asset.

Real Estate Market

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

     Income, before the extraordinary gain on extinguishment of debt, decreased by $10,000 for the year ended December 31, 1995, as compared to 1994. Manana/Dunn Business Park was lost through foreclosure in July 1994, Evergreen Plaza Shopping Center was sold in December 1994 and Executive Center East, Executive Center West and the attached parcel of land were sold July 1995.

     With respect to the remaining property, rental revenues increased by $10,000 due to an increase in rental rates which was slightly offset by a decrease in occupancy. In addition, interest and other income increased by $179,000 due to the final settlement against the former owner of Shadle Shopping Center and an increase in average working capital reserves available for investment.

     With respect to the remaining property, expenses decreased due to decreases in operating expenses of $109,000, interest expense of $201,000 and depreciation expenses of $5,000. Operating expenses decreased due to a decline in property legal expense. Interest expense was eliminated in 1995 due to the repayment of the mortgage encumbering Shadle Shopping Center in 1994. Depreciation expense remained relatively constant. In addition, general and administrative expenses declined by $41,000 due to a reduction in asset management fees effective July

1, 1994.

1994 Compared to 1993

     Income, before the extraordinary gain on extinguishment of debt, declined by $10,801,000 for the year ended December 31, 1994, as compared to 1993, due to recognition in 1993 of the $6,816,000 gain on the sale of Foxwood Village and $5,704,000 of interest income on the related note receivable (see "Item 8, Financial Statements and Supplementary Data, Note 6"). In addition, Manana/Dunn Business Park was lost through foreclosure in July 1994, Evergreen Plaza Shopping Center was sold at a profit in December 1994 and Shadle Shopping Center was reacquired through foreclosure in September 1993.

     With respect to the remaining properties (excluding Shadle Shopping Center), revenues increased due to an increase in rental revenues of $34,000. Rental revenues increased due to an increase in occupancy at the Registrant's Executive Center West property and an increase in rental rates at Executive Center East, which was partially offset by rental concessions at Executive Center West. In addition, interest and other income increased by $41,000, primarily due to an increase in average working capital reserves available for investment.

     With respect to the remaining properties (excluding Shadle Shopping Center), expenses decreased due to a decrease in interest expense of $459,000 which was slightly offset by an increase in operating expenses of $75,000. Interest expense decreased primarily due to the payment of additional interest to promissory note holders in connection with the collection of the Foxwood Village note receivable in October 1993. Operating expenses increased due to an increase in rent up expenses at the Registrant's Executive Center West property and general repairs and maintenance expenses at the Registrant's Executive Center East property. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $146,000 due to the legal fees incurred in 1993 in connection with the Highlands Shopping Center legal proceedings.

Item 8.   Financial Statements and Supplementary Data.

                           CENTURY PROPERTIES FUND XI
                            (A Limited Partnership)

                              FINANCIAL STATEMENTS

                          YEAR ENDED December 31, 1995

                                     INDEX

                                                                                                                           Page
                                                                                                                           ----
Independent Auditors' Reports..........................................................................................   F - 2
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.......................................................................  F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993......................................  F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993................................................................................  F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993......................................  F - 7
     Notes to Financial Statements......................................................................................  F - 8
Financial Statement Schedule:
     Schedule III - Real Estate and Accumulated Depreciation at December 31, 1995.......................................  F - 16

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.


To the Partners
Century Properties Fund XI
Greenville, South Carolina

                          Independent Auditors' Report

We have audited the accompanying balance sheets of Century Properties Fund XI (a limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XI as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                Imowitz Koenig & Co., LLP

                                                Certified Public Accountants

New York, N.Y.
January 23, 1996



INDEPENDENT AUDITORS' REPORT


Century Properties Fund XI:

We have audited the accompanying statements of operations, partners' equity and cash flows of Century Properties Fund XI (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994


                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                                BALANCE SHEETS

                                                                DECEMBER 31,
                                                        -------------------------------
                                                             1995               1994
                                                        -------------      -------------
ASSETS

Cash and cash equivalents                               $ 4,928,000        $ 3,268,000
Receivables and other assets                                129,000             45,000

Real Estate:

   Real estate                                            2,282,000          7,161,000
   Accumulated depreciation                                (157,000)        (2,073,000)
                                                        -----------        -----------
Real estate, net                                          2,125,000          5,088,000

Deferred costs, net                                          17,000            111,000
                                                        -----------        -----------
       Total assets                                     $ 7,199,000        $ 8,512,000
                                                        -----------        -----------
                                                        -----------        -----------

LIABILITIES AND PARTNERS' EQUITY

Notes payable                                           $        -         $ 2,077,000
Accrued expenses and other liabilities                       37,000            301,000
                                                        -----------        -----------
       Total liabilities                                     37,000          2,378,000
                                                        -----------        -----------
Commitments and Contingencies

Partners' Equity:

 General partner                                             62,000             57,000
 Limited partners (29,982 units outstanding at
  December 31, 1995 and 1994)                             7,100,000          6,077,000
                                                        -----------        -----------
       Total partners' equity                             7,162,000          6,134,000
                                                        -----------        -----------
       Total liabilities and partners' equity           $ 7,199,000        $ 8,512,000
                                                        ===========        ===========

                      See notes to financial statements.

                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                           STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1995              1994              1993
                                                  -----------       -----------        -----------
Revenues:
    Rental                                        $1,787,000         $ 3,070,000        $ 2,086,000
    Interest and other income                        317,000             138,000          5,868,000
    Gain on property dispositions                    502,000             752,000          6,816,000
                                                  ----------         -----------        -----------
    Total revenues                                 2,606,000           3,960,000         14,770,000
                                                  ----------         -----------        -----------
Expenses (including $273,000 and $133,000
  paid to the general partner and affiliates
  in 1995 and 1994):
    Interest                                         120,000             614,000            596,000
    Operating                                        934,000           1,499,000            955,000
    Depreciation                                     172,000             416,000            390,000
    General and administrative                       352,000             393,000            539,000
    Additional interest to Promissory
      Note holders                                         -                   -            451,000
                                                  ----------         -----------        -----------
    Total expenses                                 1,578,000           2,922,000          2,931,000
                                                  ----------         -----------        -----------
Income before extraordinary item                   1,028,000           1,038,000         11,839,000

Extraordinary item:
    Gain on extinguishment of debt                         -             251,000                  -
                                                  ----------         -----------        -----------
Net income                                        $1,028,000         $ 1,289,000        $11,839,000
                                                  ==========         ===========        ===========
Net income per limited partnership unit:

    Income before extraordinary item              $    34.12         $     34.52        $    377.26

    Extraordinary item                                     -                8.37                  -
                                                  ----------         -----------        -----------
    Net income                                    $    34.12         $     42.89        $    377.26
                                                  ==========         ===========        ===========
    Cash distributions per limited
      partnership unit                                     -         $     74.28        $         -
                                                  ==========         ===========        ===========

                      See notes to financial statements.

                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                       General           Limited            Total
                                      partner's          partners'         partners'
                                      (deficit)         (deficit)         (deficit)
                                       equity            equity            equity
                                     ---------       -------------      -------------
Balance - January 1, 1993            $(152,000)     $   (4,293,000)    $   (4,445,000)

     Net income                        528,000          11,311,000         11,839,000
                                     ---------       -------------      -------------

Balance - December 31, 1993            376,000           7,018,000          7,394,000

     Net income                          3,000           1,286,000          1,289,000

     Cash distributions               (322,000)         (2,227,000)        (2,549,000)
                                     ---------       -------------      -------------

Balance - December 31, 1994             57,000           6,077,000          6,134,000

     Net income                          5,000           1,023,000          1,028,000
                                     ---------       -------------      -------------

Balance - December 31, 1995          $  62,000       $   7,100,000      $   7,162,000
                                     =========       =============      =============

                      See notes to financial statements.

                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1995           1994          1993
                                                          -----------     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 1,028,000     $ 1,289,000   $ 11,839,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                           203,000         478,000        433,000
      Gain on property disposition                           (502,000)       (752,000)    (6,816,000)
      Provision for doubtful receivables                           -            5,000          3,000
      Deferred costs paid                                     (42,000)        (87,000)       (73,000)
      Gain on extinguishment of debt                               -         (251,000)            -
      Deferred interest income                                     -               -      (2,834,000)
      Changes in operating assets and liabilities:
      Receivables and other assets                            (84,000)        281,000       (182,000)
      Accrued expenses and other liabilities                 (264,000)       (549,000)       518,000
                                                          -----------     -----------   ------------
Net cash provided by operating activities                     339,000         414,000      2,888,000
                                                          -----------     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of properties                        3,486,000       1,250,000             -
Notes receivable from property sales
  - principal collection                                           -               -       3,805,000
Purchase of cash investments                                       -               -      (2,380,000)
Proceeds from cash investments                                     -               -       3,364,000
Restricted cash decrease (increase)                                -           23,000        (12,000)
Additions to real estate                                      (88,000)       (111,000)      (143,000)
                                                          -----------     -----------   ------------
Net cash provided by investing activities                   3,398,000       1,162,000      4,634,000
                                                          -----------     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Satisfaction of mortgages payable                          (2,032,000)     (3,304,000)            -
Notes payable principal payments                              (45,000)       (165,000)      (160,000)
Cash distributions to partners                                     -       (2,549,000)            -
                                                          -----------     -----------   ------------
Cash (used in) financing activities                        (2,077,000)     (6,018,000)      (160,000)
                                                          -----------     -----------   ------------
Increase (Decrease) in Cash and Cash Equivalents            1,660,000      (4,442,000)     7,362,000

Cash and Cash Equivalents at Beginning of Year              3,268,000       7,710,000        348,000
                                                          -----------     -----------   ------------
Cash and Cash Equivalents at End of Year                  $ 4,928,000     $ 3,268,000   $  7,710,000
                                                          ===========     ===========   ============
Supplemental Disclosure of Cash Flow information:
      Interest paid in cash during the year               $   137,000     $ 1,153,000   $    513,000
                                                          ===========     ===========   ============

Supplemental Disclosure of Non-cash Investing and
    Financing Activities:
      Property sale expenses accrued                      $        -      $   156,000   $          -
                                                          ===========     ===========   ============

      Mortgage assumed on property sale in 1994. see Note 6.
      Foreclosure of property and extinguishment of debt in 1994. see Note 6. Foreclosure on note receivable from property sale in 1993. see Note 7.

                      See notes to financial statements.

                          CENTURY PROPERTIES FUND XI
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XI (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns a shopping center located in Washington. The general partner is Fox Capital Management Corporation ("FCMC"). The original capital contributions of $14,991,000 ($500 per unit) were made by the limited partners.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or Fox Realty Investors, an affiliate of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 10).

       Operating Strategy

       The Partnership is considering a major redevelopment project at Shadle Shopping Center to enhance the property value. Current estimates for the project range from $1,500,000 to $4,500,000. The cash required to complete the renovation would come from working capital reserves, which include net proceeds from the sale of Executive Center East, Executive Center West, the attached parcel of land and proceeds received from the 1994 sale of Evergreen Plaza (see Note 5).

       Distributions

       In February 1994, the Partnership distributed $2,227,000 ($74.28 per unit) to the limited partners and $322,000 to the general partner from the collection of the Foxwood Village Apartments note receivable. No distributions were made in 1995 and 1993.



                           CENTURY PROPERTIES FUND XI
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, substantially all of the Partnership cash was invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 30 to 39 years for buildings and improvements and six years for furnishings.

       Deferred Costs


       Deferred costs represent deferred financing costs and deferred leasing commissions. Deferred financing costs were amortized as interest expense over the lives of the related loans or expensed if financing was not obtained. Deferred leasing commissions are amortized over the life of the applicable lease. At December 31, 1995 and 1994, accumulated amortization of deferred costs totaled $8,000 and $94,000, respectively.


                           CENTURY PROPERTIES FUND XI
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Net Income Per Limited Partnership Unit

       The net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by 29,982 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

       Reclassifications

       Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner assumed responsibility for cash management and other Partnership services on various dates commencing December 23, 1993 (see Notes 1 and 10). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                                       1995         1994        1993
                                                    ---------    ---------    ----------
               Reimbursement of Expenses:
                 Partnership accounting and
                   investor services                $ 144,000    $ 125,000    $      -
                 Professional services                     -         8,000           -
                                                    ---------    ---------    ----------

                    Total                           $ 144,000    $ 133,000    $      -
                                                    =========    =========    ==========



                          CENTURY PROPERTIES FUND XI

                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

       Reimbursed expenses are primarily included in general and administrative expenses. An affiliate of FCMC was paid $129,000 in connection with the sale of the Partnership's Executive Center East, Executive Center West and the attached parcel of land in 1995. This fee is included in the gain on sale of property.

       In accordance with the Partnership Agreement, the general partner was also allocated its one percent continuing interest in the Partnership's net income and taxable income. Gains from sale of Partnership properties were allocated first to the general partner to the extent of the deficit in its capital account at the time of the sales, including cash distributions from sale, then to the limited partners. The general partner was allocated its one percent interest in cash distributions until the Limited Partners received the return of all of their original invested capital plus a nine percent priority return at which time the general partner received a 10 percent allocation of cash available for distribution and the Promissory Note holders were entitled to a residual interest payment (see Note 5). The general partner is also entitled to receive a one percent allocation of any remaining cash available for distribution after the above allocations. The general partner received $322,000 in February 1994, as its share of the distributions of the Foxwood Village Apartments note receivable.

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                    1995                    1994
                                                ------------            ------------
       Land                                     $    306,000            $  1,180,000
       Buildings and improvements                  1,976,000               5,827,000
       Furnishings                                         -                 154,000
                                                ------------            ------------

       Total                                       2,282,000               7,161,000
       Accumulated depreciation                     (157,000)             (2,073,000)
                                                --------------          ------------

       Real estate, net                         $  2,125,000            $  5,088,000
                                                ============            ============


4.     NOTES PAYABLE

       The Partnership's Executive Center East and West properties were pledged as collateral for related notes payable. On July 26, 1995, these properties were sold and their related notes repaid (see Note 6).

       On September 16, 1994, the Partnership repaid the first mortgage encumbering Shadle Shopping Center (see Note 7).

       Amortization of deferred financing costs totaled $8,000 and $7,000 for 1994 and 1993.


                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NON-RECOURSE PROMISSORY NOTES

       Non-recourse Promissory Notes, which were secured by a subordinated lien on all Partnership properties, bore interest at nine percent per annum. The original balance of the Promissory Notes was $10,741,000. The final balance on these notes was paid in 1984. Promissory Note holders are also entitled to the payment of residual interest equal to 16.7 percent of cash distributed by the Partnership from the sale, refinancing or other disposition of Partnership properties, after specified payments are made to the general partner and limited partners, as set forth in the Trust Indenture. The conditions of this priority return were met in 1990. Promissory Note holders were paid residual interest of $451,000 in February 1994. The Partnership's obligation to the Promissory Note holders is recognized as additional interest expense when the sale, refinancing or other disposition is recognized, provided cash is available for distribution. The Partnership does not currently plan to make a distribution. Accordingly, no liability has been established in the financial statements for any residual interest that would be due to Promissory Note holders (see Note 1).

6.     PROPERTY DISPOSITIONS, GAIN ON EXTINGUISHMENT OF DEBT AND NOTE RECEIVABLE

       On July 26, 1995, the Partnership sold its Executive Center East, Executive Center West and the attached parcel of land to an unaffiliated third party for $3,770,000. After debt repayment in the amount of $2,032,000 and closing expenses of $284,000, the Partnership received net proceeds of approximately $1,454,000. For financial statement purposes, the Partnership recognized a gain on the sale of properties of $502,000 for the year ended December 31, 1995.

       On December 23, 1994, the Partnership sold its Evergreen Plaza Shopping Center for $3,650,000. After the purchaser's assumption of the existing loan of $2,203,000, closing expenses of $353,000 and operating adjustments of $50,000, net proceeds received by the Partnership were $1,044,000. For financial statement purposes, the Partnership recorded a $752,000 gain on sale of property for the year ended December 31, 1994.

       On July 5, 1994, the Partnership's Manana/Dunn Business Park was lost through foreclosure. At the time of foreclosure, the outstanding non-recourse mortgage liability exceeded the Partnership's basis in the property. For financial statement purposes, the Partnership recorded an extraordinary gain on extinguishment of debt in the amount of $251,000 for the year ended December 31, 1994. The net carrying amount of real estate and furnishings at the time of foreclosure was $627,000.

       The note receivable from the sale of Foxwood Village was scheduled to mature in 1991. In October 1993 the borrower prepaid the outstanding balance. The Partnership received $6,102,000, consisting of $3,591,000 of principal and $2,661,000 of accrued interest, net of $150,000 discount, as full payment. Upon receipt of payment the Partnership recognized the original gain on property disposition of $6,816,000 and interest income of $5,704,000 for the year ended December 31, 1993.


                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

7.     FORECLOSURE ON NOTES RECEIVABLE FROM PROPERTY SALE

       In 1985, the Partnership sold Shadle Shopping Center. In April 1993, the bankruptcy court granted the Partnership and holder of the first mortgage on Shadle Shopping Center relief from the automatic stay under Chapter 11 of the U.S. Bankruptcy Code and a receiver was placed on the property in May 1993. As a result, the Partnership acquired the property through foreclosure on September 24, 1993. In September 1994, the Partnership repaid the $2,758,000 first mortgage encumbering the property and on October 25, 1994 the court appointed receiver was dismissed. In January 1996, the Partnership received $128,000 in final settlement of the claims of the Partnership against the bankrupt estate of the former owner of Shadle Shopping Center. The settlement has been accrued at December 31, 1995, and is included in other income.

8.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows:

                  1996            $   718,000
                  1997                587,000
                  1998                505,000
                  1999                308,000
                  2000                164,000
                  Thereafter          192,000

                                  -----------

                  Total           $ 2,474,000
                                  ===========

       Rental revenues include percentage and other contingent rentals of $92,000, $125,000 and $27,000 in 1995, 1994 and 1993, respectively.

       Amortization of deferred leasing commissions totaled $31,000, $55,000 and $61,000 for 1995, 1994 and 1993, respectively.


                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                                 1995                 1994                1993
                                                              -----------          -----------         -----------
       Net income - financial statements                      $ 1,028,000          $ 1,289,000         $11,839,000
       Differences resulted from:
         Deferred interest income                                       -                    -          (5,360,000)
         Interest capitalized                                           -                5,000                   -
         Depreciation                                              (7,000)              (2,000)             75,000
         Gain on property sales                                   239,000              472,000          (3,071,000)
         Unearned revenue                                         (26,000)              31,000             (33,000)
         Capitalized costs                                                                   -               2,000
         Other                                                         -                 5,000             (42,000)
                                                               ---------           ------------         -----------

       Net income - income tax method                        $  1,234,000          $ 1,800,000         $ 3,410,000
                                                             ============          ===========         ===========
       Taxable income per limited partnership
         unit after giving effect to the
         allocation to the general partner                   $         41          $        60         $       102
                                                             ============          ===========         ===========

       Partners' equity - financial statements              $   7,162,000          $ 6,134,000         $ 7,394,000
       Differences resulted from:
         Shadle foreclosure property basis                      2,672,000            2,672,000           2,672,000
         Deferred sales commissions and
           organization costs                                   1,676,000            1,676,000           1,676,000
         Depreciation                                             (88,000)            (351,000)           (943,000)
         Lease payments credited to rental properties                   -               88,000              88,000
         Interest capitalized                                           -               52,000              47,000
         Unearned revenue                                          15,000               41,000              10,000
         Other                                                     12,000              (97,000)             19,000
                                                             ============          ===========         ===========

       Partners' equity - income tax method                  $ 11,449,000          $10,215,000         $10,963,000
                                                             ============          ===========         ===========



                           CENTURY PROPERTIES FUND XI
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


10.    SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now maintain its books and records and oversee its operations. Property management services continue to be performed by an unaffiliated third party.


                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995


COLUMN                     COLUMN   COLUMN          COLUMN                  COLUMN            COLUMN    COLUMN    COLUMN    COLUMN
  A                           B       C                D                      E                  F         G         H         I

                                                Cost Capitalized
                                  Initial Cost     Subsequent           Gross Amount at Which
                                 to Partnership   to Acquisition    Carried at Close of Period(1)
                                 --------------  ---------------    -----------------------------
                                                                                                                           Life
                                                                                                                          on which
                                                                                                                          Deprecia-
                                                                                              Accumu-   Year                tion is
                                            Buildings                    Buildings             lated     of      Date     computed
                                               and                         and               Deprecia-  Con-      of      in latest
                            Encum-           Improve-   Improve-         Improve-    Total     tion    struc-   Acqui-  statement of
Description                brances    Land    ments      ments    Land    ments       (2)       (3)     tion    sition   operations
-----------                -------    ----    -----      -----    ----    -----       ---       ---     ----    ------   ----------
                                                      (Amounts in thousands)
Shadle Shopping Center
   Spokane, Washington(4)  $    -    $ 306  $  1,957    $   19    $ 306  $  1,976  $   2,282  $    157   (5)    12/76    30-39 yrs.
                           ======    =====  ========    ======    =====  ========  =========  ========

                            See accompanying notes.


                          CENTURY PROPERTIES FUND XI
                           (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995

NOTES:

(1)   The aggregate cost for Federal income tax purposes is $4,954,000.

(2)   Balance, January 1, 1993                                          $ 10,377,000
      Improvements capitalized subsequent to acquisition                     143,000
      Property reacquired through foreclosure                              2,263,000
                                                                        ------------
      Balance, December 31, 1993                                          12,783,000
      Improvements capitalized subsequent to acquisition                     111,000
      Disposal of real estate                                             (5,733,000)
                                                                        ------------
      Balance, December 31, 1994                                           7,161,000
      Improvements capitalized subsequent to acquisition                      88,000
      Disposal of real estate                                             (4,967,000)
                                                                        ------------
      Balance, December 31, 1995                                        $  2,282,000
                                                                        ============

(3)   Balance, January 31, 1993                                         $  3,884,000
      Additions charged to expense                                           390,000
                                                                        ------------
      Balance, December 31, 1993                                           4,274,000
      Additions charged to expense                                           416,000
      Accumulated depreciation on property dispositions                   (2,617,000)
                                                                        ------------
      Balance, December 31, 1994                                           2,073,000
      Additions charged to expense                                           172,000
      Accumulated depreciation on property dispositions                   (2,088,000)
                                                                        ------------
      Balance, December 31, 1995                                        $    157,000
                                                                        ============

(4) Property reacquired through foreclosure in September 1993; originally sold in October 1985.

(5)   Property was constructed in phases between 1961 and 1974.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Board of Directors of the Managing General Partner. During the calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The Registrant does not have any officers or directors. The general partner of the Registrant, Fox Capital Management Corporation (the "Managing General Partner"), manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business
- Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as a
                                                         Director and/or
                                                         Officer of the Managing
Name                         Positions Held              General Partner since
----                         --------------              -----------------------
William H. Jarrard, Jr.      President and Director      January 1996

Ronald Uretta                Vice President and          January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,             January 1996
                                Secretary and Director

Thomas R. Shuler             Director                    January 1996

Kelley M. Buechler           Assistant Secretary         January 1996

     William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice

President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

     Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

     No family relationships exist among any of the officers or directors of the Managing General Partner.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11.   Executive Compensation.

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant.

     The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group do not own any of the Registrant's voting securities.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.   Certain Relationships and Related Transactions.

     In accordance with the Registrant's partnership agreement, the Registrant may be charged by the Managing Registrant's General Partner and affiliates for services provided to the Registrant. On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner assumed responsibility for cash management and other Registrant services on various dates commencing December 23, 1993 (see Notes 1 and 10). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                       1995       1994       1993
                                   ----------------------------------

  Reimbursement of Expenses:
    Partnership accounting and
      investor services               $144,000   $125,000   $       -
    Professional services                    -      8,000           -
                         --------------------------------------------

  Total                               $144,000   $133,000  $        -
                                      ========   ========  ==========

     Reimbursed expenses are primarily included in general and administrative expenses. An affiliate of the Managing General Partner was paid $129,000 in connection with the sale of the Registrant's Executive Center East, Executive Center West and the attached parcel of land in 1995. This fee is included in the gain on sale of property.

     In accordance with the Registrant's partnership agreement, the general partner was also allocated its one percent continuing interest in the Registrant's net income and taxable income. Gains from sale of Registrant properties were allocated first to the general partner to the extent of the deficit in its capital account at the time of the sales, including cash distributions from sale, then to the limited partners. The general partner was allocated its one percent interest in cash distributions until the Limited Partners received the return of all of their original invested capital plus a nine percent priority return at which time the general partner received a 10 percent allocation of cash available for distribution and the Promissory Note holders were entitled to a residual interest payment (see Note 5). The general partner is also entitled to receive a one percent allocation of any remaining cash available for distribution after the above allocations. The general partner received $322,000 in February 1994 as its share of the distributions of the Foxwood Village Apartments note receivable.


                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)(2)     Financial Statements and Financial Statements Schedules:

                           See "Item 8" of this Form 10-K for Financial
                           Statements of the Registrant, Notes thereto, and Financial Statements Schedules. (A Table of Contents to Financial Statements and Financial Statements Schedules is included in Item 8 and incorporated herein by reference.)

(a)(3)   Exhibits

                  2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

                  3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 16, 1976, as republished on October 14, 1976, and May 6, 1977, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-52089).

                  10. Acquisition Agreement among the Registrant and Tracy/Schulte Partners, L.P., incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 23, 1994.

                  16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)  Reports on Form 8-K:

                  (1)      None



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1996.

                               CENTURY PROPERTIES FUND XI

                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                              By:  /s/ William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature/Name               Title                   Date
--------------               -----                   ----
/s/ William H. Jarrard, Jr.  President and           March 25, 1996
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 25, 1996
Ronald Uretta                 Officer and Principal
                              Accounting Officer

/s/ John K. Lines            Director                March 25, 1996
John K. Lines


                                 Exhibit Index

Exhibit                                                                   Page

2.       NPI, Inc. Stock Purchase Agreement, dated as of                   (1)
         August 17, 1995

3.4      Agreement of Limited Partnership                                  (2)

10       Acquisition Agreement among the Registrant, as Seller,
         and Tracy/Schulte Partners, L.P., as Purchaser                    (3)

16       Letter dated April 27, 1994 from the Registrant's
         former Independent Auditors                                       (4)

-------------------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 16, 1976, as republished on October 14, 1976 and May 6, 19977 and thereafter Supplemented, included in Registration Statement on Form S-11 (Reg No. 2-552089).

(3) Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated December 23, 1994.

(4) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.