Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XI
filed 1996-05-13
CIK 215406

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   (As last amended by 34-32231, eff. 6/3/93)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996

                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........

                         Commission file number 0-8440



                           CENTURY PROPERTIES FUND XI
        (Exact name of small business issuer as specified in its charter)



          California                                           94-6401363
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


                                 (864) 239-1000
                            Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PROPERTIES FUND XI

                                  BALANCE SHEET

                        (in thousands, except unit data)

                                 March 31, 1996


                                                                        March 31,
                                                                          1996
                                                                       (Unaudited)

      Cash and cash equivalents                                         $   5,236
      Accounts receivables and other assets                                    29
      Investment properties:
            Land                                         $    305
            Building and related personal property          1,978
                                                            2,283
            Less accumulated depreciation                    (174)          2,109

      Total assets                                                      $   7,374

 Liabilities and Partners' Equity
      Accrued expenses and other liabilities                            $      78

 Partners' Equity:
      General partners                                   $     63
      Limited partners (29,982 units outstanding)           7,233           7,296


            Total liabilities and partners' equity                      $   7,374


                 See Accompanying Notes to Financial Statements



b)                         CENTURY PROPERTIES FUND XI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                           Three Months Ended
                                                                March 31,
                                                             1996            1995
 Revenues:
    Rental income                                         $    291        $    566
    Interest income                                             87              29

          Total revenues                                       378             595

 Expenses:
    Interest                                                    --              48
    Operating                                                  149             270
    Depreciation                                                19              60
    General and administrative                                  76              92

          Total expenses                                       244             470

 Net income                                               $    134        $    125

 Net income allocated to general partners (1%)            $      1        $      1

 Net income allocated to limited partners (99%)                133             124
 Net income                                               $    134        $    125

 Net income per limited partnership unit                  $   4.42        $   4.13

                 See Accompanying Notes to Financial Statements

c)                         CENTURY PROPERTIES FUND XI

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units         Equity         Equity        Equity
Original capital contributions      29,982      $     --       $  14,991      $  14,991

Partners' equity at
  December 31, 1995                 29,982      $     62       $   7,100      $   7,162

Net income for the three
  months ended March 31, 1996           --             1             133            134

Partners' equity at
  March 31, 1996                    29,982      $     63       $   7,233      $   7,296

                 See Accompanying Notes to Financial Statements

c)                          CENTURY PROPERTIES FUND XI

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                 Three Months Ended
                                                                      March 31,
                                                                1996            1995
 Cash flows from operating activities:
   Net income                                               $    134        $    125
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                19              71
   Change in accounts:
     Accounts receivables and other assets                       116             (43)
     Accrued expenses and other liabilities                       40            (164)

       Net cash provided by (used in) operating
          activities                                             309             (11)

 Cash flows from investing activities:
     Property improvements and replacements                       (1)            (62)

       Net cash used in investing activities                      (1)            (62)

 Cash flows from financing activities:
     Mortgage principal payments                                  --             (23)
       Net cash used in financing activities                      --             (23)
       Increase(decrease) in cash and cash
       equivalents                                               308             (96)

 Cash and cash equivalents at beginning of period              4,928           3,268

 Cash and cash equivalents at end of period                 $  5,236        $  3,172

 Supplemental information:
   Interest paid                                            $     --        $     48

                 See Accompanying Notes to Financial Statements

d)
                           CENTURY PROPERTIES FUND XI

                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

  The Partnership has no employees and is dependent on the general partner of the Partnership, Fox Capital Management Corporation ("FCMC") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the

Partnership.

  The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Three Months Ended
                                                                  March 31,
                                                             1996           1995
Reimbursement for services of affiliates                   $ 49,000       $ 36,000


  On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC. As a result, NPI Equity indirectly became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or Fox Realty Investors, an affiliate of FCMC. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

Note B - Transactions with Affiliated Parties (continued)

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

  Upon the Closing, the officers and directors of NPI, FCMC and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment property consists of Shadle Shopping Center, located in Spokane, Washington. The average occupancy for both of the three month periods ended March 31, 1996 and 1995, was 74%.

  The Partnership's net income for the three months ended March 31, 1996 was approximately $134,000 versus $125,000 for the same period of 1995. The increase in net income is attributable to the Partnership selling Executive Center East, Executive Center West and the attached parcel of land in July of 1995. The sale caused a decrease in rental revenues which was partially offset by increased rental rates and more stable occupancy at the Partnership's remaining property. Interest income increased as a result of the increased cash investments which resulted from the sales discussed above. Expenses for the Partnership decreased, also as a result of the sales.

  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

  At March 31, 1996, the Partnership had unrestricted cash of $5,236,000 as compared to $3,172,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to the timing of payments and collection of rents. The decrease in cash used in investing activities is due to a decrease in property replacements caused by the sales in 1995. The decrease in cash used in financing activities is due to the satisfaction of debt when the properties were sold in 1995.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first quarter of 1996. The Managing General Partner is currently evaluating its options to either renovate or sell Shadle Shopping Center. The Managing General Partner is also evaluating the possibility of making a cash distribution.

                           PART II - OTHER INFORMATION


ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: a Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.

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





                                 CENTURY PROPERTIES FUND XI

                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       A General Partner

                                       /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 13, 1996