Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XI
filed 1996-08-14
CIK 215406

SB FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996

                                       or

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





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XI

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996


 Assets
      Cash and cash equivalents                                         $   5,282
      Accounts receivables and other assets                                    97
      Investment properties:
            Land                                         $    306
            Building and related personal property          1,977
                                                            2,283
            Less accumulated depreciation                    (192)          2,091

      Total assets                                                      $   7,470

 Liabilities and Partners' Equity
      Accrued expenses and other liabilities                            $     428

 Partners' Equity:
      General partners                                   $     61
      Limited partners                                      6,981           7,042

            Total liabilities and partners' equity                      $   7,470

                 See Accompanying Notes to Financial Statements


b)                         CENTURY PROPERTIES FUND XI
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                        1996         1995         1996          1995
 Revenues:
  Rental income                      $   224       $   478       $   466       $   993
  Other income                           127           277           263           207
    Total income                         351           755           729         1,200
 Expenses:
  Interest                               375            48           375            96
  Operating                              141           378           290           538
  Depreciation                            16            61            35           121
  General and administrative              73           125           149           177
    Total expenses                       605           612           849           932

  Net (loss) income                  $  (254)     $    143       $  (120)      $   268

 Net (loss) income allocated to
  general partners                   $    (2)     $      2       $    (1)      $     3

 Net (loss) income allocated to
  limited partners                      (252)          141          (119)          265
 Net (loss) income                   $  (254)     $    143       $  (120)      $   268
 Net (loss) income per limited
  partnership unit                   $ (8.41)     $   4.70       $ (3.97)      $  8.84

           See Accompanying Notes to Consolidated Financial Statements


c)                         CENTURY PROPERTIES FUND XI

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General        Limited
                                Partnership     Partner       Partners'        Total
                                   Units         Equity         Equity        Equity
Original capital contributions     29,982       $    --       $ 14,991       $ 14,991

Partners' equity at
    December 31, 1995              29,982       $    62       $  7,100       $  7,162

Net (loss) for the six
    months ended June 30, 1996         --            (1)          (119)          (120)

Partners' equity at
    June 30, 1996                  29,982       $    61       $  6,981       $  7,042

                 See Accompanying Notes to Financial Statements



d)                          CENTURY PROPERTIES FUND XI

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           1996          1995
 Cash flows from operating activities:
     Net (loss) income                                  $   (120)     $    268
     Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
     Depreciation                                             35           121
     Amortization                                              3            24
   Change in accounts:
     Accounts receivables and other assets                    46           (40)
     Accrued expenses and other liabilities                  391          (171)
     Deferred costs paid                                      --           (27)
       Net cash provided by operating
          activities                                         355           175
 Cash flows from investing activities:
     Property improvements and replacements                   (1)          (75)

       Net cash used in investing activities                  (1)          (75)

 Cash flows from financing activities:
     Mortgage principal payments                              --           (46)

       Net cash used in financing activities                  --           (46)
 Increase in cash and cash equivalents                       354            54
 Cash and cash equivalents at beginning of period          4,928         3,268

 Cash and cash equivalents at end of period             $  5,282      $  3,322

 Supplemental information:
   Interest paid                                        $     --      $     96

                 See Accompanying Notes to Financial Statements

e)
                           CENTURY PROPERTIES FUND XI

                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

  Century Properties Fund XI (the "Partnership") has no employees and is dependent on FCMC and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                   June 30,
                                                             1996           1995
Reimbursement for services of affiliates                   $ 78,000       $ 72,000



  Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired control of NPI Equity Investments II, Inc.,the entity which controlled FCMC from December 1993 through June 1996 and acquired all of the issued and outstanding shares of stock of FCMC in June 1996. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

Note C - Disposition of Property

  On July 26, 1995, the Partnership sold its Executive Center East, Executive Center West, and the attached parcel of land to an unaffiliated third party for $3,770,000. After debt repayment in the amount of $2,032,000 and closing expenses of $284,000, the Partnership received net proceeds of approximately $1,454,000. For financial statement purposes, the Partnership recognized a gain on the sale of properties of $502,000.


Note D - Subsequent Event

  In July 1996, the Partnership distributed $4,000,000 to the partners. The nonrecourse promissory noteholders received residual interest of $375,000. The limited partners received $3,207,000 ($106.97 per limited partnership unit) and the general partners received $418,000.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment property consists of Shadle Shopping Center, located in Spokane, Washington. The average occupancy for each of the six month periods ended June 30, 1996 and 1995, was 74%.

  The Partnership's net loss for the six months ended June 30, 1996 was approximately $120,000 of which $254,000 was for the three months ended June 30, 1996, versus net income of $268,000 and $143,000, respectively, for the same periods of 1995. The decrease in income is primarily attributable to the sales of Executive Center East, Executive Center West and the attached parcel of land in July, 1995. Rental income decreased due to fewer operating properties. Expenses for the Partnership decreased also due to the sales of properties. Offsetting this decrease was an increase in interest expense relating to the residential interest to the nonrecourse promissory noteholders of $375,000 recognized as of June 30, 1996, but paid in July 1996. The increase in interest income in 1996 is primarily due to increased cash investments as a result of the proceeds from the property sales.

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

  At June 30, 1996, the Partnership had unrestricted cash of $5,282,000 as compared to $3,322,000 at June 30, 1995. The increase in net cash provided by operating activities is primarily the result of the timing of receipt and payment of various operating activities. The decrease in cash used in investing activities is due to a decrease in replacements caused by the sales of Executive Center East, Executive Center West and the attached parcel of land in July of 1995. The decrease in cash used in financing activities is due to the satisfaction of debt when the properties were sold.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. The Managing General Partner is evaluating the real estate market for a potential sale of Shadle Shopping Center. No cash distributions were paid in 1995 or during the first half of 1996. In July 1996, the Partnership distributed $4,000,000 to the partners. The nonrecourse promissory noteholders received residual interest of $375,000. The limited partners received $3,207,000 ($106.97 per limited partnership unit) and the general partners received $418,000.



                           PART II - OTHER INFORMATION



ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENTURY PROPERTIES FUND XI

                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Managing General Partner

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

                                 Date: August 14, 1996