Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XI
filed 1996-11-12
CIK 215406

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


              For the quarterly period ended September 30, 1996

                                      or

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

                                (864) 239-1000
                           Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X. No      .


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                        CENTURY PROPERTIES FUND XI

                                BALANCE SHEET
                                  (Unaudited)
                       (in thousands, except unit data)

                               September 30, 1996


Assets
Cash and cash equivalents                                          $   1,433
Accounts receivables and other assets                                     68
Investment properties:
     Land                                             $     306
     Building and related personal property               1,977
                                                          2,283
     Less accumulated depreciation                         (209)       2,074

                                                                   $   3,575

Liabilities and Partners' Equity
Accrued expenses and other liabilities                             $      39

Partners' Equity (Deficit):
General partner's                                     $    (221)
Limited partners' (29,982 units issued
  and outstanding)                                        3,757        3,536

                                                                   $   3,575

                 See Accompanying Notes to Financial Statements


b)                              CENTURY PROPERTIES FUND XI
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                       1996         1995         1996         1995
Revenues:
 Rental income                     $      214   $      362   $      680   $    1,355
 Other income                              69          109          332          316
 Gain on disposition of property           --          502           --          502
   Total income                           283          973        1,012        2,173

Expenses:
 Operating                                101          272          391          810
 Interest                                  --           24          375          120
 Depreciation                              18           31           53          152
 General and administrative               181           87          330          264
   Total expenses                         300          414        1,149        1,346

Net (loss) income                  $      (17)  $      559   $     (137)  $      827
Net (loss) income allocated to
 general partner                   $       --   $       --   $       (1)  $        3
Net (loss) income allocated to
 limited partners                         (17)         559         (136)         824
Net (loss) income                  $      (17)  $      559   $     (137)  $      827
Net (loss) income per
 limited partnership unit          $     (.56)  $    18.64   $    (4.53)  $    27.48
Distribution per limited
 partnership unit                  $   106.96   $       --   $   106.96   $       --

                      See Accompanying Notes to Financial Statements


c)                              CENTURY PROPERTIES FUND XI

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited      General      Limited
                                  Partnership    Partner     Partners'      Total
                                     Units       Deficit      Equity       Equity
Original capital                    29,982      $    --      $ 14,991     $ 14,991
contributions

Partners' equity at
   December 31, 1995                29,982      $    62      $  7,100     $  7,162

Distributions                                      (282)       (3,207)      (3,489)

Net loss for the nine months
    ended September 30, 1996            --           (1)         (136)        (137)

Partners' (deficit) equity at
   September 30, 1996               29,982      $  (221)     $  3,757     $  3,536

                      See Accompanying Notes to Financial Statements

d)                           CENTURY PROPERTIES FUND XI

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:
Net (loss) income                                     $     (137)  $       827
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by
   operating activities:
   Depreciation                                               53           152
   Amortization                                                5            29
 Gain on disposition of property                              --          (502)
 Change in accounts:
   Accounts receivables and other assets                      72            (9)
   Accrued expenses and other liabilities                      2          (248)
   Deferred costs paid                                        --           (42)
     Net cash (used in) provided by operating
       activities                                             (5)          207
Cash flows from investing activities:
   Property improvements and replacements                     (1)          (83)
   Proceeds from sale of properties                           --         3,486
     Net cash (used in) provided by
       investing activities                                   (1)        3,403
Cash flows from financing activities:
   Mortgage principal payments                                --           (45)
   Repayment of notes payable                                 --        (2,032)
   Distribution to partners                               (3,489)           --
     Net cash used in financing activities                (3,489)       (2,077)

(Decrease) increase in cash and cash equivalents          (3,495)        1,533

Cash and cash equivalents at beginning of period           4,928         3,268

Cash and cash equivalents at end of period            $    1,433   $     4,801

Supplemental information:
 Cash paid for interest on mortgage                   $       --   $       137
 Cash paid for interest to promissory noteholders     $      375   $        --

                   See Accompanying Notes to Financial Statements

e)
                             CENTURY PROPERTIES FUND XI

                           NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited financial statements of Century Properties Fund XI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

 Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

 The Partnership has no employees and is dependent on FCMC and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

 Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired control of NPI Equity Investments II, Inc., the entity which controlled FCMC from December 1993 through June 1996 and acquired all of the issued and outstanding shares of stock of FCMC in June 1996. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

 The following transactions with affiliates of Insignia, National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                        For the Nine Months Ended
                                                              September 30,
                                                            1996           1995
Reimbursement for services of affiliates
 (included in general and administrative expenses)       $  98,000      $  108,000
Partnership Management fee (included in general
 and administrative expenses)                              135,000              --


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - (continued)

  The Partnership management fee of approximately $135,000 was paid in accordance with the Partnership Agreement. The amount equates to 9% of the distribution attributable to cash from operations.

  During the nine months ended September 30, 1995, an affiliate of FCMC was paid $129,000 in connection with the sale of Executive Center East, Executive Center West, and the attached parcel of land ("Note C") which is included in the gain on disposition of property.

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


NOTE D - DISTRIBUTIONS TO PARTNERS

 In July 1996, the Partnership distributed $3,489,000 to its partners. The limited partners received $3,207,000 ($106.96 per limited partnership unit) and the general partner received $282,000. The former holders of the nonrecourse promissory notes received a residual interest payment of $375,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 The Partnership's investment property consists of Shadle Shopping Center, located in Spokane, Washington. The average occupancy for each of the nine month periods ended September 30, 1996 and 1995, was 74%.

 The Partnership's net loss for the nine months ended September 30, 1996, was approximately $137,000 of which $17,000 was for the three months ended September 30, 1996, versus net income of $827,000 and $559,000, respectively, for the same periods of 1995. The decrease in net income is primarily attributable to the sales of Executive Center East, Executive Center West and the attached parcel of land in July 1995, on which a gain of $502,000 was recognized. Rental income decreased due to fewer operating properties. Rental income also decreased due to a decrease in market rent as well as a decrease in percentage rent paid by a tenant at Shadle Shopping Center in 1996. The increase in other income for the nine month period ended September 30, 1996, is primarily due to increased interest income as a result of cash investments of the proceeds from the property sales during 1995. Other income decreased for the three month period ended September 30, 1996, due to the distribution of these proceeds in July 1996, as discussed in "Item 1, Note D - Distributions to Partners." Total expenses for the Partnership also decreased due to the sales of properties. Offsetting this decrease was an increase in interest expense relating to the residual interest to former holders of the nonrecourse promissory notes of $375,000 accrued in the second quarter of 1996 and paid in July 1996. Also offsetting the decrease in total expenses was an increase in general and administrative expenses. The increase in general and administrative expenses was due primarily to the payment of a Partnership management fee of approximately $135,000 associated with the distribution in July 1996 in accordance with the Partnership Agreement. This increase was partially offset by a decrease in fees paid to the third-party asset manager of Shadle Shopping Center.

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

 At September 30, 1996, the Partnership had unrestricted cash of $1,433,000 as compared to $4,801,000 at September 30, 1995. The increase in net cash used in operating activities is primarily the result of the changes in operating activity discussed above. The increase in cash used in investing activities is due to the net proceeds on disposition of Executive Center East, Executive Center West and the attached parcel of land in July of 1995. The increase in cash used in financing activities is due to a distribution that was made on July 3, 1996.

 The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. The Managing General Partner is evaluating the real estate market for a potential sale of Shadle Shopping Center. No cash distributions were paid in 1995. In July 1996, the Partnership distributed $3,489,000 to the partners. The limited partners received $3,207,000 ($106.96 per limited partnership unit) and the general partner received $282,000. This distribution represents a return on the limited partners' invested capital. The former holders of the nonrecourse promissory notes received a residual interest payment of $375,000.


                            PART II - OTHER INFORMATION


ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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

                           Date: November 12, 1996