Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XI
filed 1997-03-27
CIK 215406

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from         to

                         Commission file number 0-8440

                           CENTURY PROPERTIES FUND XI
                 (Name of small business issuer in its charter)

     California                                          94-6401363
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


  One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina,
                                                             29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (864) 239-1000


         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $1,265,000

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Century Properties Fund XI (the "Partnership") was organized in 1976 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, is the general partner of the Partnership.

     The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-52089), was declared effective by the Securities and Exchange Commission on September 16, 1976. The Partnership marketed its securities pursuant to its Prospectus dated September 16, 1976, which was republished on October 14, 1976 and thereafter supplemented (hereinafter "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Partnership is a "closed" limited partnership real estate syndicate of the unspecified asset type. The Partnership's remaining property, Shadle Shopping Center, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions is expect to close during the second quarter of 1997. Upon the sale of this property, it is anticipated that all of the cash of the Partnership will be distributed, after establishing a sufficient reserve, and the Partnership will be terminated.

     Beginning in September 1976 through July 1977, the Partnership offered and sold $14,991,000 in Limited Partnership Units and $10,741,000 in Nonrecourse Promissory Notes. The net proceeds of this offering were used to acquire thirteen income-producing real properties and a parcel of undeveloped land. The Partnership's original property portfolio was geographically diversified with properties acquired in four states. The Partnership's acquisition activities were completed in 1978 and since then the principal activity of the Partnership has been managing its portfolio. In the period from May 1983 to November 1991, four shopping centers, three industrial parks and two apartment buildings were sold. In 1994, one property was sold and another property was lost through foreclosure and in 1995 the Partnership sold two properties and an undeveloped parcel of land. In October 1991, a property originally sold in 1985 was re-acquired through foreclosure by the Partnership and was subsequently transferred to the holder of the first note through foreclosure in November 1991. In September 1993, one of the properties originally sold in 1985 was reacquired through foreclosure by the Partnership. See "Item 2, Description of Property" for a description of the Partnership's remaining property.

     On October 12, 1994 an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent of NPI Equity II, Inc. ("NPI Equity"). As a result of the sale, Apollo was entitled to designate three of the seven directors of NPI Equity and the Managing General Partner. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity resigned and IFGP elected new officers and directors. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

     There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

     The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Partnership maintains property and liability insurance on the property and believes such coverage to be adequate.

     The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. ("NPI-AP") provides day-to-day management services to the Partnership's investment properties.

     The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The remaining shopping center competes for tenants with other shopping centers throughout the urban area. Such competition is primarily on the basis of location, lease terms, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTY:

     The Partnership's remaining investment property, Shadle Shopping Center ("Shadle") is located in Spokane, Washington. Shadle, a 282,000 square foot shopping center, which was originally purchased in 1976, was subsequently sold in 1985. The Partnership re-acquired Shadle in September 1993 through foreclosure. Shadle is currently under contract for sale. The sale, which is subject to the purchaser's due diligence review and other customary conditions, is expected to close in the second quarter of 1997.

     Shadle's carrying value at December 31, 1996, was approximately $2,283,000. Total accumulated depreciation was approximately $227,000. The property is being depreciated on a straight line basis. The federal tax basis of Shadle at December 31, 1996, was $4,603,000.

     The following chart sets forth the average occupancy rate for the Partnership's remaining property for the years ended December 31, 1996 and 1995:

                                     Average
                                 Occupancy Rate (%)
                                  1996       1995
Shadle Shopping Center             73         73

     The following chart sets forth those tenants at the Partnership's remaining property who occupy 10% or more of the total rentable space at the property at December 31, 1996 (dollar amounts in thousands).

                                                      Annualized
                        Square   Nature of Expiration Base Rent    Renewal
                        Footage  Business   of Lease  Per Year (1) Options (2)

Lamont's Apparel (3)    52,582   Clothing     1999      $158      3-5 yrs.
                                 store
Ernst Home & Nursery    36,400   Hardware     1998        72      1-5 yrs.
                                 store
McCrory/Newberry's      34,698   Variety      1999        80      2-5 yrs.
                                 store

(1) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(2) The first amount represents the number of renewal options. The second amount represents the length of each option.
(3) On January 9, 1995, the tenant filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

For 1996, the tax billing for Shadle Shopping Center was $93,000 at a rate of 1.48%.

ITEM 3.   LEGAL PROCEEDINGS

     The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                       PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The Partnership, a publicly-held limited partnership, sold 29,982 Limited Partnership Units aggregating $14,991,000. The Partnership currently has 29,982 units outstanding and 1,882 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

     In July 1996, the Partnership distributed $3,489,000 to its partners. The limited partners received $3,207,000 ($106.96 per limited partnership unit) and the general partner received $282,000. The former holders of the nonrecourse promissory notes received a residual interest payment of $375,000.

     The Partnership anticipates selling its remaining investment property in the second quarter of 1997. The Managing General Partner expects to pay a final distribution, after establishing a sufficient reserve, in 1997 and terminate the Partnership.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

     The Partnership's net loss for the year ended December 31, 1996, was approximately $69,000 versus net income of approximately $1,028,000 for the year ended December 31, 1995. The decrease in net income is primarily attributable to the sales of Executive Center East, Executive Center West, and the attached parcel of land in July 1995, on which a gain of $502,000 was recognized. Rental income decreased due to fewer operating properties. Rental income also decreased due to a decrease in market rent as well as a decrease in percentage rent paid by a tenant at Shadle Shopping Center in 1996. The decrease in other income for the year ended December 31, 1996, is attributable to the accrual of a final settlement from the bankrupt estate of the former owner of Shadle in 1995 (see "Note G" in "Item 7 - Financial Statements" for further discussion). Total expenses also decreased due to the sales of the properties. Offsetting this decrease was an increase in interest expense relating to the residual interest to former holders of the nonrecourse promissory notes of $375,000. Total expenses at Shadle Shopping Center remained relatively stable in 1996.

     On July 26, 1995, the Partnership sold Executive Center East, Executive Center West and the attached parcel of land to an unaffiliated third party for $3,770,000. After debt repayment in the amount of $2,032,000 and closing expenses of $284,000, the Partnership received net proceeds of approximately $1,454,000. For financial statement purposes, the Partnership recognized a gain on the sale of properties of $502,000 for the year ended December 31, 1995.

Capital Resources and Liquidity

     The Partnership's primary source of cash is from the operations of its property. Cash from this source is utilized for property operations and capital improvements.

     The Partnership had unrestricted cash of $1,536,000 at December 31, 1996, versus $4,928,000 at December 31, 1995. The decrease in net cash provided by operating activities is primarily attributable to the changes in operating activity discussed above. The increase in cash used in investing activities is due to the net proceeds received on the disposal of Executive Center East, Executive Center West, and the attached parcel of land in July 1995. The increase in net cash used in financing activities is due to a distribution that was made in July 1996.

     The Partnership's remaining property, Shadle Shopping Center, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions is expect to close during the second quarter of 1997. Upon the sale of this property, it is anticipated that all of the cash of the Partnership will be distributed, after establishing a sufficient reserve, and the Partnership will be terminated.

     No cash distributions were paid in 1995. In July 1996, the Partnership distributed $3,489,000 to the partners. The limited partners received $3,207,000 ($106.96 per limited partnership unit) and the general partner received $282,000. This distribution represents a return on the limited partners' invested capital. The former holders of the nonrecourse promissory notes received a residual interest payment of $375,000. To date, investors have received cash substantially in excess of their original investment. The Managing General Partner expects to pay a final distribution, after establishing a sufficient reserve, in 1997 and terminate the Partnership.

ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XI

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Balance Sheet - December 31, 1996

  Statements of Operations - Years ended December 31, 1996 and 1995

  Statements of Changes in Partners' (Deficit) Equity - Years ended December
   31, 1996 and 1995

  Statements of Cash Flows - Years ended December 31, 1996 and 1995

  Notes to Financial Statements




                          Independent Auditors' Report



To The Partners
Century Properties Fund XI
Greenville, South Carolina


We have audited the accompanying balance sheet of Century Properties Fund XI, (a limited Partnership) (the "Partnership") as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XI as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                /s/Imowitz Koenig & Co., LLP
New York, New York
February 11, 1997


                           CENTURY PROPERTIES FUND XI

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
  Cash and cash equivalents                                     $   1,536
  Accounts receivable and other assets                                 33
  Investment properties
     Land                                        $    306
     Buildings and related personal property        1,977
                                                    2,283
     Less accumulated depreciation                   (227)          2,056
                                                                $   3,625

Liabilities and Partners' (Deficit) Equity

Liabilities
  Accrued expenses and other liabilities                        $      21

Partners' (Deficit) Equity
  General partner's                              $   (221)
  Limited partners' (29,982 units issued
     and outstanding)                               3,825           3,604
                                                                $   3,625


                 See Accompanying Notes to Financial Statements



                           CENTURY PROPERTIES FUND XI

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                              Years Ended December 31,
                                                1996            1995
Revenues:
  Rental income                            $     861       $   1,532
  Other income                                   404             572
  Gain on disposition of properties               --             502
      Total income                             1,265           2,606

Expenses
  Operating                                      527             929
  Interest                                       375             120
  Depreciation                                    70             172
  General and administrative                     362             357
    Total expenses                             1,334           1,578

   Net (loss) income                       $     (69)      $   1,028

Net (loss) income allocated to general     $      (1)      $       5
  partner
Net (loss) income allocated to limited           (68)          1,023
  partners

   Net (loss) income                       $     (69)      $   1,028

Net (loss) income  per limited             $   (2.27)      $   34.12
  partnership unit

Distribution per limited partnership       $  106.96       $      --
  unit

                 See Accompanying Notes to Financial Statements



                           CENTURY PROPERTIES FUND XI

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General     Limited
                                  Units      Partner    Partners      Total

Original capital contributions  29,982      $    --   $ 14,991     $14,991

Partners' equity at
December 31, 1994               29,982      $    57   $  6,077     $ 6,134

Net income for the year ended
December 31,1995                    --            5      1,023       1,028

Partners' equity at
December 31, 1995               29,982           62      7,100       7,162

Net loss for the year ended
ended December 31, 1996             --           (1)       (68)        (69)

Distributions paid to partners      --         (282)    (3,207)     (3,489)

Partners' (deficit) equity at
December 31, 1996               29,982      $  (221)   $ 3,825     $ 3,604

                 See Accompanying Notes to Financial Statements



                           CENTURY PROPERTIES FUND XI

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Years Ended December 31,
                                                         1996         1995
Cash flows from operating activities:
  Net (loss) income                                    $   (69)    $  1,028
  Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation                                           70          172
     Amortization of lease commissions                       7           31
     Gain on disposition of property                        --         (502)
     Change in accounts:
       Accounts receivable and other assets                106          (84)
       Accrued expenses and other liabilities              (16)        (264)
         Deferred costs paid                                --          (42)
          Net cash provided by
            operating activities                            98          339

Cash flows from investing activities:
  Property improvements and replacements                    (1)         (88)
  Proceeds from sale of properties                          --        3,486
          Net cash (used in) provided by
            investing activities                            (1)       3,398

Cash flows from financing activities:
  Mortgage principal payments                               --          (45)
  Repayment of notes payable                                --       (2,032)
  Distribution to partners                              (3,489)          --
          Net cash used in financing activities         (3,489)      (2,077)

(Decrease) increase in cash and cash equivalents        (3,392)       1,660

Cash and cash equivalents at beginning of year           4,928        3,268

Cash and cash equivalents at end of year              $  1,536     $  4,928

Supplemental disclosure of cash flow information:
  Cash paid for interest on mortgage                  $     --     $    137
  Cash paid for interest to promissory noteholders    $    375     $     --

               See Accompanying Notes to Financial Statements



                           CENTURY PROPERTIES FUND XI

                         Notes to Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

     Century Properties Fund XI (the "Partnership") is a California limited partnership organized in September 1976, to acquire, hold for investment and ultimately sell income-producing real estate. The Partnership's General Partner is Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates one shopping center located in Spokane, Washington. The original capital contributions of $14,991,000 ($500 per unit) were made by the limited partners.

Cash and Cash Equivalents:

     The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation:

     Depreciation is calculated by the straight-line method over the estimated lives of the rental propertyand related personal property, ranging from 5 to 30 years.

Lease Commissions:

     Deferred lease commissions of approximately $16,000 are amortized using the straight-line method over the lives of the related leases. Such amortization is charged to operating expenses. At December 31, 1996, the deferred lease commissions are fully amortized.

Income Taxes:

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.


Fair Value:

     In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities.

Net Income (Loss) Per Weighted Average Limited Partnership Unit:

     Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by 29,982 units outstanding.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

     Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

     The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

     The following transactions with affiliates of Insignia, National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995 (in thousands):


                                          Years Ended December 31,
                                            1996            1995

Partnership management fee
 (included in general and
   administrative expenses)             $   135       $       --
Reimbursement for services of
  affiliates (included in general
    and administrative expenses)            104              144


   The Partnership management fee of approximately $135,000 was paid in accordance with the Partnership Agreement. The amount equates to 9% of the cash available for distribution attributable to cash from operations.

   During the year ended December 31, 1995, an affiliate of FCMC was paid $129,000 in connection with the sale of Executive Center East, Executive Center West, and the attached parcel of land ("Note E") which is included in the gain on disposition of property.

   In accordance with the Partnership Agreement, the general partner was also allocated its one percent continuing interest in the Partnership's net income and taxable income. Gains from sale of Partnership properties were allocated first to the general partner to the extent of the deficit in its capital account at the time of the sales, including cash distributions from sale, then to the limited partners. The general partner received a 10 percent allocation of cash available for distribution and the Promissory Note holders were entitled to a residual interest payment (see "Note H"). The general partner is also entitled to receive a one percent allocation of any remaining cash available for distribution after the above allocations. The general partner received a distribution of $282,000 in 1996 (see "Note H").

NOTE C - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

                                            Initial Cost
                                           To Partnership
                                                                     Cost
                                                     Buildings    Capitalized
                                                    and Related    (Removed)
                                                     Personal    Subsequent to
      Description       Encumbrances      Land       Property     Acquisition

Shadle Shopping
 Center, Spokane,
  Washington              $   --        $  306       $  1,957      $   20


                           Gross Amount at Which Carried
                                At December 31, 1996
                              Buildings             Accum-             Depre-
                             And Related             lated     Date    ciable
                               Personal             Depre-    Acqu-    Life-
    Description       Land     Property    Total    ciation    ired    Years

Shadle Shopping      $  306    $   1,977  $  2,283 $     227  12/76   5-30 yrs.
 Center


Reconciliation of Investment Property and Accumulated Depreciation:


                                                      December 31,
                                                    1996          1995

Balance at beginning of year                     $  2,282      $   7,161
  Property Improvements                                 1             88
   Disposals                                           --         (4,967)
Balance at end of year                           $  2,283      $   2,282

                                                      December 31,
                                                   1996             1995
Accumulated Depreciation

Balance at beginning of year                     $   157         $  2,073
  Additions charged to expense                        70              172
   Disposals                                          --           (2,088)
Balance at end of year                           $   227         $    157



     The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $4,955,000 and $4,954,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $352,000 and $245,000.



NOTE D - FUTURE RENTAL REVENUES

      Minimum future rental revenues from property under operating leases having non-cancelable lease terms in excess of one year at December 31, 1996, are as follows (dollar amounts in thousands):

                         1997                         $   582
                         1998                             503
                         1999                             309
                         2000                             165
                         2001                              70
                      Thereafter                           --
                        Total                         $ 1,629

Amortization on deferred leasing commissions totaled $7,000 and $31,000 for 1996 and 1995, respectively.

NOTE E - PROPERTY DISPOSITIONS

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

NOTE F - NON-RECOURSE PROMISSORY NOTES

     Non-recourse Promissory Notes, which were secured by a subordinated lien on all Partnership properties, bore interest at nine percent per annum. The original balance of the Promissory Notes was $10,741,000. The final balance on these notes was paid in 1984. Promissory Note holders are also entitled to the payment of residual interest equal to 16.7 percent of cash distributed by the Partnership from the sale, refinancing or other disposition of Partnership properties, after specified payments are made to the general partner and limited partners, as set forth in the Trust Indenture. The conditions of this priority return were met in 1990. Promissory note holders were paid residual interest of $375,000 in July 1996. The Partnership's obligation to the Promissory Note holders is recognized as additional interest expense when the sale, refinancing or the disposition is recognized, provided cash is available for distribution.

NOTE G - FORECLOSURE ON NOTES RECEIVABLE FROM PROPERTY SALE

     In 1985, the Partnership sold Shadle Shopping Center. In April 1993, the bankruptcy court granted the Partnership and holder of the first mortgage on Shadle Shopping Center relief from the automatic stay under Chapter 11 of the U.S. Bankruptcy Code and a receiver was placed on the property in May 1993. As a result, the Partnership acquired the property through foreclosure on September 24, 1993. In September 1994, the Partnership repaid the $2,758,000 first mortgage encumbering the property and on October 25, 1994, the court appointed receiver was dismissed. In January 1996, the Partnership received $128,000 in final settlement of the claims of the Partnership against the bankruptcy estate of the former owner of Shadle Shopping Center. The settlement was accrued at December 31, 1995, and was included in other income.

NOTE H - DISTRIBUTIONS TO PARTNERS

     In July 1996, the Partnership distributed $3,489,000 to its partners. The limited partners received $3,207,000 ($106.96 per limited partnership unit) and the general partner received $282,000. The former holders of the nonrecourse promissory notes received a residual interest payment of $375,000.

NOTE I - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands, except unit data):

                                              1996          1995

Net (loss) income-financial statements   $      (69)    $    1,028
Differences resulted from:
 Depreciation                                   (37)            (7)
 Gain on sale of properties                      --            239
 Unearned revenue                               (14)           (26)
 Other                                           13             --

Net (loss) income -income tax method     $     (107)    $    1,234

Taxable (loss) income per limited
 partnership unit                        $       (4)    $       41

Partners' equity-financial statements    $    3,604
Differences resulted from:
 Shadle foreclosure property basis            2,672
 Deferred sales commissions and
  organization costs                          1,676
 Depreciation                                  (125)
 Unearned revenue                                 1
 Other                                           25
Partners' equity-income tax method       $    7,853


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Partnership has no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") manages substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business. FCMC is a wholly owned subsidiary of NPI Equity Investment II, Inc. FCMC and its affiliates also control, or act as, the managing general partner of 28 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 31, 1996, the names, ages and positions held by executive officers and directors of NPI Equity are as follows:

    Name                                 Age         Position

    William H. Jarrard, Jr.              50          President and Director

    Ronald Uretta                        40          Vice President and
                                                     Treasurer

    John K. Lines                        37          Vice President and
                                                     Secretary

    Kelley M. Buechler                   39          Assistant Secretary


      William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

      Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Chief Operating Officer since August 1996. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since June 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the Managing General Partner. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter.

      No family relationships exist among any of the officers or directors of the Managing General Partner.



ITEM 10.  EXECUTIVE COMPENSATION

     No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12, Certain Relationships and Related Transactions" below, which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

     The following transactions with affiliates of Insignia, National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995 (in thousands):


                                          Years Ended December 31,
                                            1996            1995

Partnership management fee
 (included in general and
   administrative expenses)             $   135       $       --
Reimbursement for services of
  affiliates (included in general
    and administrative expenses)      $     104       $      144


     The Partnership management fee of approximately $135,000 was paid in accordance with the Partnership Agreement. The amount equates to 9% of the cash available for distribution attributable to cash from operations.

     During the year ended December 31, 1995, an affiliate of FCMC was paid $129,000 in connection with the sale of Executive Center East, Executive Center West, and the attached parcel of land which is included in the gain on disposition of property.

     In accordance with the Partnership Agreement, the general partner was also allocated its one percent continuing interest in the Partnership's net income and taxable income. Gains from sale of Partnership properties were allocated first to the general partner to the extent of the deficit in its capital account at the time of the sales, including cash distributions from sale, then to the limited partners. The general partner received a 10 percent allocation of cash available for distribution and the Promissory Note holders were entitled to a residual interest payment. The general partner is also entitled to receive a one percent allocation of any remaining cash available for distribution after the above allocations. The general partner received a distribution of $282,000 in 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits: See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed during the fourth quarter of 1996: None.




                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           CENTURY PROPERTIES FUND XI


                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                         Date:   March 27, 1997


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Title                    Title                    Date

/s/William H. Jarrard, Jr.         President and        March 27, 1997
William H. Jarrard                 Director

/s/Ronald Uretta                   Vice President       March 27, 1997
Ronald Uretta                      and Treasurer


                                 EXHIBIT INDEX



   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K.

   3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 16, 1976, as republished on October 14, 1976, and May 6, 1977, and as thereafter supplemented included in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-52089).

   10. Acquisition Agreement among the Partnership and Tracy/Shulte Partners, L.P., incorporated by reference to Exhibit 1 to the Partnership's Current Report on Form 8-K dated December 23, 1994.

   27                     Financial Data Schedule