Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XI
filed 1997-05-15
CIK 215406

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1997

                                      or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the transition period.........to.........

                        Commission file number 0-8440
                          CENTURY PROPERTIES FUND XI
      (Exact name of small business issuer as specified in its charter)



         California                                            94-6401363
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     One Insignia Financial Plaza
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        CENTURY PROPERTIES FUND XI

                                BALANCE SHEET
                                  (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 1997



Assets
 Cash and cash equivalents                                        $   1,832
 Receivables and deposits                                               118
 Other assets                                                             7
 Investment properties:
     Land                                             $     306
     Building and related personal property               1,977
                                                          2,283
     Less accumulated depreciation                         (244)      2,039
                                                                  $   3,996

Liabilities and Partners' Equity
  Tenants' security deposits                                       $      7
  Accrued property taxes                                                 24
  Other liabilities                                                     307

Partners' Equity (Deficit):
  General partner's                                   $    (221)
  Limited partners' (29,982 units issued
    and outstanding)                                      3,879       3,658

                                                                  $   3,996

                 See Accompanying Notes to Financial Statements


b)                             CENTURY PROPERTIES FUND XI
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                             (in thousands, except unit data)




                                                   Three Months Ended
                                                       March 31,
                                                    1997         1996
Revenues:
 Rental income                                  $      237   $      242
 Other income                                           71          136
   Total income                                        308          378

Expenses:
 Operating                                             200          149
 Depreciation                                           17           19
 General and administrative                             37           76
   Total expenses                                      254          244

Net income                                      $       54   $      134

Net income allocated to general partner         $       --   $        1
Net income allocated to limited partners                54          133
Net income                                      $       54   $      134

Net income per limited partnership unit         $     1.78   $     4.42


                      See Accompanying Notes to Financial Statements


c)                              CENTURY PROPERTIES FUND XI

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)


                                  Limited    General     Limited
                                Partnership  Partner    Partners'    Total
                                   Units     Deficit     Equity      Equity

Original capital contributions    29,982     $    --     $ 14,991   $ 14,991

Partners' (deficit) equity at
   December 31, 1996              29,982     $  (221)    $  3,825   $  3,604

Net income for the three months
    ended March 31, 1997              --          --           54         54

Partners' (deficit) equity at
   March 31, 1997                 29,982     $  (221)    $  3,879   $  3,658

                      See Accompanying Notes to Financial Statements


d)                           CENTURY PROPERTIES FUND XI

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                      1997        1996
Cash flows from operating activities:
Net income                                       $     54      $   134
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                        17            19
 Change in accounts:
   Receivables and deposits                           (98)          117
   Other assets                                         7            (1)
   Accounts payable                                    (2)          (13)
   Tenants' security deposits                          --            (2)
   Accrued property taxes                              24            22
   Other liabilities                                  294            33

     Net cash provided by operating activities        296           309

Cash flows from investing activities:

   Property improvements and replacements              --            (1)
     Net cash used in investing activities             --            (1)

Cash flows from financing activities:
     Net cash used in financing activities             --            --

Increase in cash and cash equivalents                 296           308
Cash and cash equivalents at beginning of period    1,536         4,928

Cash and cash equivalents at end of period       $  1,832      $  5,236

Supplemental information:
 Cash paid for interest                          $     --      $     --

                 See Accompanying Notes to Financial Statements


e)                          CENTURY PROPERTIES FUND XI

                           NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on FCMC and its affiliates for
the management and administration of    all partnership activities.  The
Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity") and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):

                                                     For the Three Months Ended
                                                              March 31,
                                                          1997        1996
Reimbursement for services of affiliates
 (included in general and administrative expenses)       $  14       $  49

NOTE C - SUBSEQUENT EVENT

On April 18, 1997, the Partnership sold its Shadle Shopping Center to an unaffiliated third party for $6,600,000. The Partnership received net proceeds of approximately $6,109,000 in April 1997. For financial statement purposes, the Partnership will recognize a gain on the sale of Shadle Shopping Center.

NOTE D - PRO FORMA FINANCIAL INFORMATION

The following pro forma balance sheet as of March 31, 1997, and the pro forma statements of operations for the year ended December 31, 1996, and the three months ended March 31, 1997, give effect to the sale of Shadle Shopping Center. The adjustments related to the pro forma balance sheet assume the transaction was consummated at March 31, 1997, while the adjustments to the pro forma income statements assume the transaction was consummated at the beginning of the period presented. The sale occurred on April 18, 1997.

The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of Shadle Shopping Center and to reflect consideration received for the property.

These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.


                              PRO FORMA BALANCE SHEET
                                   March 31, 1997
                                    (Unaudited)
                                   (in thousands)



                                                  Pro Forma
                                     As Reported Adjustments Pro Forma
Assets
 Cash and cash equivalents            $  1,832    $  6,109    $  7,941
 Receivables and deposits                  118          (7)        111
 Other assets                                7          (7)         --
 Investment properties:
   Real estate                           2,283      (2,283)         --
   Accumulated depreciation               (244)        244          --
 Real estate, net                        2,039      (2,039)         --

                                      $  3,996    $  4,056    $  8,052

Liabilities and Partners' Equity
Liabilities
 Tenants' security deposits           $      7    $     (7)   $     --
 Accrued property taxes                     24         (24)         --
 Other liabilities                         307        (300)          7
                                           338        (331)          7

Partners' Capital                        3,658       4,387       8,045

                                      $  3,996    $  4,056    $  8,052


                         PRO FORMA STATEMENT OF OPERATIONS
                        For the Year Ended December 31, 1996
                          (in thousands, except unit data)


                                                   Pro
                                                  Forma
                                  As Reported  Adjustments  Pro Forma
                                   (Audited)
Revenues:
 Rental income                      $    861     $  (861)    $     --
 Other income                            404        (189)         215
   Total revenues                      1,265      (1,050)         215

Expenses:
 Operations                              527        (527)          --
 Interest                                375          --          375
 Depreciation                             70         (70)          --
 General and administrative              362          --          362
   Total expenses                      1,334        (597)         737

Net loss                           $     (69)   $   (453)    $   (522)

Net loss per limited               $   (2.27)   $ (14.95)    $ (17.23)
partnership unit

                         PRO FORMA STATEMENT OF OPERATIONS
                     For the Three Months Ended March 31, 1997
                                    (Unaudited)
                          (in thousands, except unit data)

                                                 Pro Forma
                                  As Reported   Adjustments     Pro Forma
Revenues:
 Rental income                   $    237        $  (237)       $     --
 Other income                          71            (55)             16
   Total revenues                     308           (292)             16

Expenses:
 Operating                            200           (200)             --
 Depreciation                          17            (17)             --
 General and administrative            37             --              37
   Total expenses                     254           (217)             37

 Net income (loss)               $     54        $   (75)       $    (21)

Net income (loss) per limited
 partnership unit                $   1.78        $ (2.48)       $   (.69)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of Shadle Shopping Center, located in Spokane, Washington. The average occupancy for each of the three month periods ended March 31, 1997 and 1996, was 72% and 74%, respectively.

The sale of Shadle Shopping Center was consummated on April 18, 1997 for a contract sales price of $6,600,000. The Partnership received net proceeds of approximately $6,109,000 (including an earnest money deposit of $300,000). The Managing General Partner expects to pay a final distribution, after establishing a sufficient reserve, during 1997 at which time the Partnership will be terminated.

The Partnership's net income for the three months ended March 31, 1997, was approximately $54,000 versus net income of $134,000 for the same period of 1996. The decrease in net income is primarily attributable to a decrease in other income and an increase in operating expenses which were partially offset by a decrease in general and administrative expenses. The decrease in other income for the three month period ended March 31, 1997, is primarily due to decreased interest income as a result of decreased levels of cash reserves. Operating expenses increased as a result of a substantial increase in snow removal and other maintenance materials due to severe winter weather experienced during the first quarter of 1997. General and administrative expenses decreased due to a reduction in fees paid to the third-party asset manager of Shadle Shopping Center and a reduction in audit expense. As noted in "Item 1. Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The decrease in general and administrative expenses during the three month period ended March 31, 1997, is also attributable to the transition and relocation of the administrative offices during the first quarter of 1996.

At March 31, 1997, the Partnership had unrestricted cash of $1,832,000 as compared to $5,236,000 at March 31, 1996. The decrease in net cash provided by operating activities is primarily the result of the decrease in net income for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, as discussed above, and a decrease in receivables and deposits. Partially offsetting these decreases is an increase in other liabilities. The decrease in receivables and deposits is due to the timing of collections of accounts receivable. The increase in other liabilities is primarily due to the earnest money deposit made by the purchaser of Shadle Shopping Center (see discussion above). No cash distributions were paid in the first quarter of 1997 or 1996. In July 1996, the Partnership distributed approximately $3,489,000 to its partners.



                            PART II - OTHER INFORMATION

ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)  Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.



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





                           CENTURY PROPERTIES FUND XI

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Managing General Partner



                                /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                                /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer

                           Date: May 15, 1997